Form 10KSB
period 2004-12-31
BV PHARMACEUTICAL INC
filed 2005-03-30
CIK 1282496

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                            For the fiscal year ended
                                December 31, 2004

                             BV PHARMACEUTICAL, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)



                             SEC FILE NO. 333-113726
                                          __________

            NEVADA                                       72-1580091
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                           2890 Vassar Street, Suite A
                                 Reno, NV 89502
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: (775) 352-4160

                  Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.001
                          _____________________________
                                 Title of class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year.  $15,258

On March 28, 2005 there was no aggregate market value of the voting stock held by non-affiliates of the Registrant because there is no public market for the stock.

There were 37,480,100 shares of common stock $.001 par value outstanding as of March 28,2005.

Documents incorporated by reference: None.

Transitional Small Business Format (check one): Yes [ ] No [X]

ITEM 1. DESCRIPTION OF BUSINESS

                           FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements by the registrant based on its current expectations about its business and its industry. You can identify these forward-looking statements when you see words such as "EXPECT," "ANTICIPATE," "ESTIMATE" and other similar expressions. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of such risk factors as discussed in Business Description, Risk Factors and elsewhere in this Registration Statement. The REGISTRANT undertakes no obligation to publicly update any forward-looking statements for any reason, even in the event new information becomes available or other events occur in the future.

Unless otherwise indicated, all references to "DOLLARS", "$" or "US$" refer to U.S. dollars and all references to "CDN$" refer to Canadian dollars.

THE COMPANY


BV Pharmaceutical, Inc. is a Nevada corporation, which was originally formed on June 30, 2000 under the name of All Printer Supplies.com. As All Printer Supplies.com, the company sought a consulting opportunity for products and supplies to be offered on the internet, but the economy at the time, due the demise of many "dot com" companies and businesses, and the poor market conditions, was never able to launch its business. On April 17, 2003, the Company changed its name to BV Pharmaceutical, Inc. Its principal place of business is located at 2890 Vassar Street, Suite A, Reno, NV 89502. The Company was organized to engage in any lawful corporate business.


BUSINESS DEVELOPMENT

We were incorporated in the State of Nevada on June 30, 2000, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity.

We currently have a web site at the URL www.yourcloneguard.com. We have registered a domain name, and have a hosting service for www.yourcloneguard.com. Our Company and website provide information and services in the areas of personal DNA collection, analysis, profiling, banking and DNA profile database maintenance.

The website provides interested parties: services, information and resources dealing with the collection, analysis, protection and banking of ones personal and unique DNA profile. The website is fully operational, provides access to the services discussed above, and allows interested parties to place orders. The company's website is limited to the services discussed above. Through our website, you will find information on such topics and issues as: DNA, DNA Patterns or Profiles, DNA patents, DNA sample collection, confidentiality aspects of DNA profile collection, DNA collection and banking suitability for minors, DNA cloning, theft and protection issues. In addition you will find links to other articles and resources of interest.

Through its website the Company offers access to services for personal DNA collection, analysis, profiling, banking, and DNA profile database maintenance. Currently the Company plans to offer two services. The first being an in home self test DNA Profile Kit with banking (storage). The initial price for this service is currently US$120. The second service, performed by a professional, allows for the collection, analysis, profiling, banking, and DNA profile database maintenance. This service will assist the client in establishing a chain of custody. Through this service the Company will provide secure access to a client's personal DNA profile, with documented chain of custody established, should at some point in the future the need arise to provide evidence of prior ownership. The initial price for this service is currently US $280.

IN HOME SELF TEST DNA PROFILE KIT AND BANKING.
The Kit will contain buccal sample swabs, sample collection technique indicator, pre-paid return envelope, a collection seal, along with easy to follow step by step directions to take a sample.

The sample process of collection is simple, fast, and non-intrusive. Collection takes place by way of a home self-test kit, where a cotton swab (a buccal swab) is gently wiped across the inside of the Client's cheek. The swab, which contains your saliva and the DNA sample, is then labeled and mailed to the Company for banking (storage). The test process and results would not be considered suitable for use in a court of law. A certificate with the owner's name, reference and identification number and other information will be mailed back to the client.

The reasons for the use of the in home self test DNA Profile Kit and banking service would include the following: 1) storage of a person's DNA; 2) peace of mind; 3) permanent identifier of family member's DNA; 4) a tool for identification of missing persons; 5) a genetic history of an elder family member that may provide clues to inherited diseases; and 6) other genetic issues.

CHAIN OF CUSTODY DNA PROFILING AND BANKING
Upon receipt of the client's registration for the service, the Company will set up a DNA sample collection appointment at a hospital, laboratory or clinic near the client. At the time of collection, the client will be required to provide identification in the form of birth certificate, social security card or drivers license. A DNA sample will be collected by way of a buccal cheek swab and the client will be fingerprinted and photographed. The sample will be labeled, securely stored and then sent to an independent third party testing facility where it will be analyzed and a DNA profile will be determined, thereby establishing the DNA pattern in a format recognized by the international scientific and legal communities. We currently intend to use Orchid Helix's testing facilities to perform these services. We have no agreement with Orchid Helix. This collection and testing procedure establishes a date and time of submission as evidence of prior ownership. The sample will be sealed and, along with the results, will be stored for a period of 20 years. The results will be cross checked with our database for fraud and duplicate submissions and then added to our database. The Company will provide the client with a DNA Profile Bank Certificate outlining the results of the client's personal, unique and original DNA profile.

Results from home DNA tests are normally not guaranteed admissible in a court of law due to the lack of the "chain of custody". The chain of custody refers to the legal requirements necessary to establish and document the various persons and methods used to handle and process the individual sample. A legally admissible "chain of custody" for a sample requires the samples to be collected in the presence of a third neutral party at a lab or hospital facility where all parties are photographed to verify their identity.

The reasons for the use of the Chain Of Custody DNA Profiling and Banking service would include the following; 1) Use as evidence of DNA theft or misappropriation; 2) Proof of prior ownership; 3) Maternity or paternity cases; or 4) Forensic cases.

We estimate the entire DNA Process for either of the services will take approximately four to eight weeks from the time of DNA sample collection.

These services will be charged by debit or credit card or purchased by cashier's check or money order.

The instructions and examples on our website are intended to allow potential consumers to quickly begin the DNA collection and profiling process for establishing their personal and unique DNA profile.

We plan to process most orders online by online credit card or cybercash systems. We currently are developing the ability to process online orders. In addition we have researched the needs of our planned website functions and the fees associated with the services needed to fulfill those needs.

Our website content will consist of information relating to the biotech industry, in particular content dealing with cloning and its related ethical issues. More expansive information may be developed in the future.

DNA CLONING
We believe the cloning issue is confusing and fraught with ethical concerns. We plan to provide information to help simplify the issue and provide more expansive information to familiarize persons concerned about the cloning issue and protecting their personal DNA against cloning. The process of DNA collection, analysis and profiling can be an invasive, frightening and confusing process for many. We believe we can familiarize the potential client with the required steps and the need for the Company's DNA profile and banking service

We believe it is extremely difficult to prevent a determined collector from obtaining samples of DNA, since all complex living creatures constantly leave traces of DNA throughout their environment in the form of hair, skin, saliva, etc. However, we believe you can help deter persons who have illegally obtained a sample of your DNA from trafficking in these samples, or in pursuing illegal activities, such as cloning of the samples, by establishing your personal DNA profile to show prior ownership.

DISTRIBUTION

We plan to deliver our services through our website. As of the date of this prospectus, we have an Internet service provider, web site developer and a basic web site, all of which will be necessary to execute our plan of business. We plan to establish our market through email advertising and through licensing the service to third parties on a geographic basis; that is, we will grant licenses to persons or business entities to offer our services in certain, specific geographic areas, such as, the Province of Alberta, Canada or the State of Texas. We have not yet established any specific geographic areas, and intend to do so only when we have a third party interested in obtaining a license for a specific area. We do not currently have any licenses or licensees, and have not been in contact with or negotiated with anyone for any such license. We have not conducted any market testing to determine the size of the market for our services.

On July 15, 2003, we entered into a license agreement with Mr. Matt Sutton whereby we granted him a non-exclusive license to market services relating to the collection of DNA samples and related data. The agreement is for a term of one (1) year, commencing August 15, 2003, and the license fee due under the agreement is US$2,000.00 per month. The agreement with Mr. Sutton has terminated and will not be renewed. Mr. Sutton made no sales of the Company's services. The license for Mr. Sutton was not renewed because he decided to pursue other business interests. We do not believe this lack of renewal will have any material impact on the Company. As of March 16, 2005 the Company has received fourteen (14) orders, and sold and received full payment for fourteen (14) of its In Home Self Test Kit. The most recent sale date for an In Home Self Test Kit was March 2005.

NEW PRODUCTS OR SERVICES.

Other than the services described in this prospectus, we currently have no new products or services announced or planned to be announced to the public.

COMPETITIVE BUSINESS CONDITIONS

We will face competition from all aspects of the emerging DNA-related business and industry. We will compete with pharmaceutical and other science or technology-related companies that have superior DNA-related experience and/or services which they now, or may, in the future, offer to their potential or existing customers. Many of these companies may in time offer free information and DNA-related storage facilities to their customers. Many of these companies have other sources of revenues and we rely only on the fees generated through our proposed DNA information and database services. In addition, these companies may have better marketing and distribution channels. There can be no assurance that we will be able to compete effectively in this highly competitive industry, which could have a material adverse impact upon market acceptance of our proposed business.

Our main, existing and potential competitors for our proposed DNA testing, profiling and banking business are any business in the pharmaceutical business or distribution of pharmaceutical products business. Some of the primary DNA service and information providers and competitors are: DNA Testing Centre, Inc.
- www.dnatestingcentre.com, GeneTree DNA Testing Center - www.genetree.com, Metaphase Genetics - www.metaphasegenetics.com, and Genex Diagnostics SwabTest - www.swabtest.com, and DNA Diagnostic Center - www.dnacenter.com

OUR COMPETITIVE POSITION

We believe competition takes place on many levels, including pricing, convenience in obtaining information, specialization, and breadth of services offered. We intend to serve as a content aggregator for DNA-related information on the Internet, and provide what we believe is an unbiased comprehensive information source, as well as marketplace and facilitator for DNA-related information.

Our objective is to provide a service that helps the consumer cut through the often perceived clutter, confusion and noise of the marketplace and help them confidentially and quickly bring each person to a point where they can make an informed decision if the services offered are appropriate for them.

Within the industry, we will attempt to brand our website www.yourcloneguard.com as the consumer's partner in his or her search for the most reliable DNA collection, profiling, databank and information source. We will attempt to provide the consumers with a one-stop shopping destination where they can access information and decision support tools, such as any related news on topics relating to DNA. However, we have no assurance we will be successful in differentiating ourselves from our competitors, or that we will be successful in providing acceptable services or competing in the marketplace for our services. We will be using the Internet to advertise our services, by paying other websites to place a link to our website on their website. We anticipate the cost of this form of advertising will cost approximately $2,000 over the next 12 months.

By offering a specialized DNA storage and information service, we will be targeting those consumers who are looking to establish their DNA profile and banking of that profile. We believe that consumers will pay for a service that is specialized, unbiased and comprehensive and one that helps them cut through the perceived clutter, confusion and noise of the internet marketplace and help them confidentially and quickly make an informed decision if the DNA testing and profiling services offered are appropriate for them.

We expect that our operations will depend on a number of third parties over which we will have limited control. Specifically, we do not plan to own an Internet gateway, but instead we will rely on a third-party, independent and unrelated Internet Service Provider to host our website. We may experience interruptions in our website connection and our telecommunications access due to our reliance upon third parties. This could result in loss of business and revenues. We anticipate that we will use software that is dependent on an operating system, database and server software developed and produced by and licensed by independent third parties. We may discover errors and defects in this third party software and rely on the third parties to correct these errors and defects in a timely manner. Accordingly, continuous or prolonged interruptions in our website connection or in our telecommunications access would have an adverse effect upon consumer perception of our ability to provide information in a timely and efficient manner.

A party who is able to circumvent our security measures could misappropriate proprietary information and/or access our customers' DNA-related information and data. We may be required to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the World Wide Web in particular, especially as a means of conducting commercial transactions. To the extent that our future activities or those of third party contractors whom we may use involve the storage and transmission of proprietary information, such as DNA-related information and data and credit card numbers, security breaches could expose us to a risk of loss or litigation. There can be no assurance that we will be able to implement security measures that will prevent security breaches.

SOURCES AND AVAILABILITY OF RAW MATERIALS

As of the date of this prospectus, we have established initial contact with DNA sample kit suppliers and DNA testing facilities. We have not entered into any arrangement or agreements to date.

CUSTOMER BASE

As of the date of this prospectus, the Company has received fourteen orders, amounting to $1,680 in sales revenue, for its In Home Self Test Kit. We have received payment in full of the $1,680. We do not anticipate we will depend on one or a few major customers. There can be no assurance that this assumption is correct.

Our intended principal market of customers is expected to be the people who are aware of the problem with identity theft, those with concerns about the health and health risk factors of their relatives and unborn children and those wishing to preserve their DNA profile in a data bank for future uses. We intend to target this market using internet advertising and promotion of our website through links on other health- related websites, which we currently anticipate will cost us approximately $2,000 over the next 12 months. Although we cannot clearly determine or identify those who may see our marketing efforts or seek our services, we believe that persons visiting these websites could be included in our target market. We do not feel that the costs to advertise and market through the internet is a barrier to our entry. We have not performed any marketing studies to assess whether a potential market exists for our proposed services, but we believe that there is such a market based on the existence of other web-based data banks and the number of articles about DNA storage and identity theft management has seen in the media. We do not intend to perform any marketing studies prior to beginning operations. Based on the costs of similar services, we believe we can sustain a market for our services.

INTELLECTUAL PROPERTY

We have recently applied for a service mark for "yourcloneguard". We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interests, except for the web domain name: yourcloneguard.com.

GOVERNMENTAL REGULATION ISSUES

We are not now affected by direct government regulation. Based on our research, we do not believe the products and services we intend to offer require approval from the Food and Drug Administration. However, we are affected by laws, rules and regulations directly applicable to access to or commerce on the Internet generally. However, due to increasing usage of the Internet, a number of laws and regulations may be adopted relating to the Internet, covering user privacy, pricing, and characteristics and quality of products and services. Furthermore, the growth and development for Internet commerce may prompt more stringent consumer protection laws imposing additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of the Internet, which, in turn, could decrease the demand for Internet services and increase the cost of doing business on the Internet. These factors may have an adverse effect on our business, results of operations and financial condition.

Moreover, the interpretation of sales tax, libel and personal privacy laws applied to Internet commerce is uncertain and unresolved. We may be required to qualify to do business as a foreign corporation in each state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties. Any existing or new legislation or regulation, including state sales tax, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, results of operations and financial condition.

OUR PRINCIPAL STOCKHOLDER CONTROLS OUR COMPANY.

IF THE COMPANY LOSE ANY OF ITS KEY PERSONNEL, OUR BUSINESS WOULD BE IMPAIRED.

THE COMPANY NEVER PAID DIVIDENDS.

The Company never paid dividends. The Company does not anticipate declaring or paying dividends in the foreseeable future. Our retained earnings, if any, will finance the development and expansion of our business. Our dividends will be at our Board of Directors' discretion and contingent upon our financial condition, earnings, capital requirements and other factors. Future dividends may also be affected by covenants contained in loan or other financing documents The Company may execute. Therefore, there can be no assurance that cash dividends of any kind will ever be paid.

OUR BUSINESS PLAN INCORPORATES ESTIMATES RATHER THAN ACTUAL FIGURES.

The discussion of our future business is management's best estimate and analysis of the potential market, opportunities and difficulties that the Company face. There can be no assurances that our estimates and analysis accurately reflect our opportunities and potential for success. Competitive and economic forces make forecasting of revenues and costs difficult and unpredictable.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property at this time, and we conduct our business from an office at 2890 Vassar Street, Suite A, Reno, NV 89502. We are sharing a small office space at no cost with an unrelated third party. This is a competitive rate for similar space in the area.

The Company believes that existing facilities are adequate for its needs through the year 2005. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space can on commercially reasonable terms and without undue operational disruption.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not aware of any pending or threatened legal proceedings which involves BV Pharmaceutical, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our annual report contains the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is not traded on any exchange. We are currently seeking listing on the OTC Bulletin Board. We cannot guarantee that we will obtain a listing. There is no trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed.

The OTCBB securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTCBB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over-the-counter stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

ITEM 6. PLAN OF OPERATIONS

The discussion contained in this prospectus contains "FORWARD-LOOKING STATEMENTS" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "BELIEVES," "EXPECTS," "MAY," "SHOULD" or "ANTICIPATES" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus are applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to these differences include those discussed under the caption entitled "RISK FACTORS," as well as those discussed elsewhere in this registration statement.

We are a development stage company with limited operations or revenues. We are unable to satisfy cash requirements without management's financial support or other funding. Our management and certain investors have made $149,975 of capital contributions to our business. The Company has raised the total of $99,975 through Private Placements and in January of 2004 the Company issued two convertible debentures in the principal amount of $25,000 each, at an interest rate of 10% per annum, for a total principal amount of $50,000 to two separate unrelated non-US parties. We anticipate, but have no assurance, that we may need to meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

The Company's website will be used as a marketing and sales tool. It is intended to outline the features and the benefits of the DNA collection and profile service as well as acting as an information resource. The instructions and examples on our website are intended to allow potential consumers to quickly begin the DNA collection and profiling process for establishing their personal and unique DNA profile.

We anticipate that most orders for our services will occur by online credit card or cybercash systems. We can take orders online through our order form and are currently developing the ability to process online orders.

Over the next twelve months, we plan to further develop our website www.yourcloneguard.com to provide additional DNA related information. Specifically, during the next 12 months, we anticipate focusing our efforts on the following specific areas of operations:

         1. Internet marketing
         2. Maintaining and enhancing content of website
         3. Licensing agreements
         4. DNA information and services

We may require additional funds to further develop our website. In the event we need to raise additional funds, we have not yet determined how, where or when we will obtain these funds. There is no assurance that we will be able to obtain financing for our business development, if, as and when required, or on terms favorable to the Company. If adequate funds are not available to us, we believe that our business development could be adversely affected.

At the end of the year ended December 31, 2004 the Company had available cash in the amount of $24,964 and accounts receivables in the amount of $2,000. Subsequent to the year-end, the Company received a payment for 4 DNA kits order in the amount of $480, which raised its available cash to $25,444.This cash will be used to fund operations until approximately end of December 31, 2005. During the fiscal year December 31, 2005, the Company may, nevertheless, need to seek additional funding in the form of equity or debt to meet unanticipated expenses.

Our future capital requirements will also depend on one or more of the following factors: - market acceptance of our services; - the extent and progress of our research and development programs; - competing technological and market developments; and - the costs of commercializing our services.

Our website is fully developed, operational and is producing revenue. We anticipate we will generate revenues from the accumulation of customer's DNA information and data, in a legal state, to the website, and through the sale of advertisements. There is no assurance that we will be successful in the marketing our DNA profile services or licensing. We have no other proposed sources of revenue. Therefore, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

If our company or its management receives proceeds from the sales of the securities by the selling security shareholders, which neither the company nor its management has any intent to do, those persons may have conducted an illegal distribution of our securities and may be deemed underwriters. Accordingly, they will have liability for any material misrepresentations or omissions in this document and otherwise in the offer and sale of securities.

We do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

ITEM 7. FINANCIAL STATEMENTS




                             BV PHARMACEUTICAL, INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                             (Stated in US Dollars)

                                                                  AMISANO HANSON
A PARTNERSHIP OF INCORPORATED PROFESSIONALS                CHARTERED ACCOUNTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
BV Pharmaceutical, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of BV Pharmaceutical, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, cash flows and stockholders' equity (deficiency) for each of the years then ended and for the period June 30, 2000 (Date of Incorporation) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of BV Pharmaceutical, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the years then ended and for the period June 30, 2000 (Date of Incorporation) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                            "AMISANO HANSON"
March 11, 2005                                             Chartered Accountants



                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)


                                                                 2004           2003
                                                               ________       ________

                                     ASSETS

Current
   Cash                                                        $ 24,964       $  3,708
   Accounts receivable                                            2,000              -
                                                               ________       ________

                                                               $ 26,964       $  3,708
                                                               ========       ========

LIABILITIES

Current
   Accounts payable and accrued liabilities                    $  8,517       $  3,600
   Current portion of convertible debentures - Note 3            50,000              -
                                                               ________       ________

                                                                 58,517          3,600

Convertible debentures - Note 3                                   4,792              -
                                                               ________       ________

                                                                 63,309          3,600
                                                               ________       ________

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Notes 3 and 4
   Authorized:  75,000,000 common shares, $0.001 par value
   Issued:  37,480,100 shares (2003:  37,480,100)                37,480         37,480
Additional paid-in capital                                       62,495         62,495
Deficit accumulated during the development stage               (136,320)       (99,867)
                                                               ________       ________

                                                                (36,345)           108
                                                               ________       ________

                                                               $ 26,964       $  3,708
                                                               ========       ========

Nature and Continuance of Operations - Note 1
Commitments - Note 3


                             SEE ACCOMPANYING NOTES




                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2004 and 2003
 and for the period from June 30, 2000 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)


                                                                                 June 30, 2000
                                                                                   (Date of
                                                                                 Incorporation)
                                                                                       to
                                                  Years ended December 31,        December 31,
                                                    2004            2003              2004
                                                 ___________     ___________     ______________

Revenue
   Licence fees                                  $    14,000     $    10,000       $  24,000
   Other income                                        1,258               -           1,258
                                                 ___________     ___________       _________

                                                      15,258          10,000          25,258
                                                 ___________     ___________       _________

General and administrative expenses
   Advertising and promotion                               -               -           1,001
   Consulting fees                                     9,400           3,000          48,072
   Filing fees                                         4,426             325           4,751
   Interest and bank charges                           5,005               -           5,005
   Investor relations                                      -               -           9,996
   Office and miscellaneous                            5,044             911           7,146
   Marketing research and development                 10,000               -          10,000
   Professional fees                                  16,786           5,577          23,246
   Rent                                                    -               -             505
   Intellectual property acquisition costs                 -               -          50,000
   Website                                             1,050              79           1,856
                                                 ___________     ___________       _________

                                                      51,711           9,892         161,578
                                                 ___________     ___________       _________

Net income (loss) for the period                 $   (36,453)    $       108       $(136,320)
                                                 ===========     ===========       =========

Basic earnings (loss) per share                  $     (0.00)    $      0.00
                                                 ===========     ===========

Weighted average number of
 shares outstanding                               37,480,100      37,480,100
                                                 ===========     ===========


                             SEE ACCOMPANYING NOTES




                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2004 and 2003
 and for the period from June 30, 2000 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)


                                                                                 June 30, 2000
                                                                                   (Date of
                                                                                 Incorporation)
                                                                                       to
                                                  Years ended December 31,        December 31,
                                                    2004            2003              2004
                                                 ___________     ___________     ______________

Cash flows from (used in) Operating Activities
   Net income (loss) for the period              $   (36,453)    $       108       $(136,320)
   Changes in non-cash working capital
    balances related to operations:
      Accounts receivable                             (2,000)              -          (2,000)
      Accounts payable and accrued liabilities         4,917           3,600           8,517
                                                 ___________     ___________       _________

                                                     (33,536)          3,708        (129,803)
                                                 ___________     ___________       _________

Cash flows from Financing Activities
   Capital stock issued                                    -               -          99,975
   Convertible debentures                             54,792               -          54,792
                                                 ___________     ___________       _________

                                                      54,792               -         154,767
                                                 ___________     ___________       _________

Increase in cash                                      21,256           3,708          24,964

Cash, beginning of the period                          3,708               -               -
                                                 ___________     ___________       _________

Cash, end of the period                          $    24,964     $     3,708       $  24,964
                                                 ===========     ===========       =========

Supplemental disclosure of cash flow information
      Cash paid for:
      Interest                                   $         -     $         -       $       -
                                                 ===========     ===========       =========

      Income taxes                               $         -     $         -       $       -
                                                 ===========     ===========       =========


                             SEE ACCOMPANYING NOTES




                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period June 30, 2000 (Date of Incorporation) to December 31, 2004
                             (Stated in US Dollars)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                      Additional     During the
                                                            Common Stock               Paid-in       Development
                                                      * Shares       ** Par Value      Capital          Stage        Total
                                                      __________     ____________     __________     ___________    ________


Capital stock subscribed pursuant to an offering
 memorandum for cash              - at $0.000007      30,543,000       $30,543         $(30,339)      $       -     $    204
                                                      __________       _______         ________       _________     ________

Balance, December 31, 2000                            30,543,000        30,543          (30,339)              -          204

Capital stock issued pursuant to a private
 placement                            - at $0.01       6,777,100         6,777           60,994               -       67,771
                                      - at $0.20          40,000            40            7,960               -        8,000
Net loss for the year                                          -             -                -         (69,885)     (69,885)
                                                      __________       _______         ________       _________     ________

Balance, December 31, 2001                            37,360,100        37,360           38,615         (69,885)       6,090
Capital stock issued pursuant to a private
 placement                            - at $0.20         120,000           120           23,880               -       24,000
Net loss for the year                                          -             -                -         (30,090)     (30,090)
                                                      __________       _______         ________       _________     ________

Balance, December 31, 2002                            37,480,100        37,480           62,495         (99,975)           -
Net income for the year                                        -             -                -             108          108
                                                      __________       _______         ________       _________     ________

Balance, December 31, 2003                            37,480,100        37,480           62,495         (99,867)         108
Net loss for the year                                          -             -                -         (36,453)     (36,453)
                                                      __________       _______         ________       _________     ________

Balance, December 31, 2004                            37,480,100       $37,480         $ 62,495       $(136,320)    $(36,345)
                                                      ==========       =======         ========       =========     ========


* The common stock issued has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share effective on January 5, 2001.

** The par value of common stock has been retroactively restated to reflect a change from no par value to a par value of $0.001 per share.


                             SEE ACCOMPANYING NOTES


                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)


Note 1        NATURE AND CONTINUANCE OF OPERATIONS


              The Company was incorporated as All Printer Supplies.com in the State of Nevada, U.S.A. on June 30, 2000. On April 17, 2003, the Company changed it name to BV Pharmaceutical, Inc.


              BV Pharmaceutical, Inc. is a DNA Profile Bank whose core business is to provide interested parties services, information and resources dealing with the collection, analysis, protection and banking of one's personal and unique DNA profile.



              The Company intends to license the process for collection of DNA samples to marketing agents on a geographical basis in order to build revenue streams.



              These financial statements have been prepared on a going concern basis. Since inception, June 30, 2000 to December 31, 2004, the Company has yet to achieve profitable operations, has accumulated a deficit of $136,320 and as at December 31, 2004 has a working capital deficiency of $31,553. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

              The Company plans to obtain additional financing by loans from its director and president, however, there is no guarantee that additional funds will be received. The Company may also solicit loans from other non-affiliated individuals, however, there is no assurance that such loans can be negotiated or that such financing will be available on terms favourable to the Company. The Company may also obtain additional financing by the sale of its common stock, however, the Company is not publicly listed nor is its stock currently quoted or traded and currently there are no plans for the sale of common stock. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's services require further development and there can be no assurance that it will be successful in selling its services. During the subsequent year, the cost of developing services for sale is likely to exceed their sale proceeds.

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

              The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

              DEVELOPMENT STAGE



              The Company is currently a development stage company as defined under Statement of Financial Accounting Standards ("SFAS") No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from inception, June 30, 2000 to December 31, 2004.

              INTANGIBLES

              The Company follows SFAS No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

              FINANCIAL INSTRUMENTS

              The carrying value of the Company's financial instruments, consisting of cash, accounts receivable and accounts payable and accrued liabilities approximates their fair value due to their short-term maturity. The carrying value of convertible debentures also approximates their fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

              INCOME TAXES

              The Company follows SFAS No. 109, "Accounting for Income Taxes" which requires the use of the asset and liability method for accounting for income taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

              BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

              The Company reports basic earnings (loss) per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share includes the potentially dilutive effect of outstanding common stock options which are convertible into common shares.

              FOREIGN CURRENCY TRANSLATION

              Monetary items denominated in a foreign currency are translated into US dollars, the reporting currency, at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing when the assets were acquired or obligations incurred. Foreign currency denominated revenue and expense items are translated at exchange rates prevailing at the transaction date. Gains or losses arising from the translations are included in operations.

              REVENUE RECOGNITION POLICY

              Revenue from license agreements are recognized on execution of the license agreement and collectability is reasonably assured.

              Website maintenance costs are expensed as incurred.

              NEW ACCOUNTING STANDARDS

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        CONVERTIBLE DEBENTURES



                                                                               December 31,
                                                                             2004         2003
                                                                            _______       ____

              On January 15, 2004 the Company issued two convertible debentures in the principal amount of $25,000 each, bearing interest at 10% per annum and secured by the general credit of the Company.
              These debentures are convertible into common shares of the Company on the basis of $0.20 per common share for each $1 of principal and interest accrued thereon, at the option of the debenture holder, up to January 15, 2006. Interest shall be payable at the end of each calendar year with the first payment due on December 31, 2007, in either cash or common shares at the option of the holder.
              If the interest is paid in shares, then the shares will have a deemed value of $2.50 each.

                                                                            $54,792       $ -

              Less: current portion                                          50,000         -
                                                                            _______       ___

                                                                            $ 4,792       $ -
                                                                            =======       ===



Note 4        CAPITAL STOCK - Note 3

              On January 5, 2001, the Company approved a forward split of its common stock on the basis of 1,500 new for 1 old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock split.

              On May 25, 2004, the Company amended its authorized capital stock to 75,000,000 common shares with a par value of $0.001 per share. The number of authorized shares and the par value per share as referred to in these financial statements have been restated wherever applicable to give retroactive effect to this amendment.

 Note 5       FUTURE INCOME TAXES

              Future income tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are more likely than not to be realized.

 Note 5       FUTURE INCOME TAXES - (cont'd)

              Significant components of the Company's future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

                                                          December 31,
                                                        2004         2003
                                                      ________     ________

              Future income tax assets
                 Net tax losses carried forward       $ 36,415     $ 22,205
              Less: valuation allowance                (36,415)     (22,205)
                                                      ________     ________

                                                      $      -     $      -
                                                      ========     ========

              The Company recorded a valuation allowance against its future income tax assets based on the extent to which it is more likely than not that sufficient taxable income will be realized during the carryforward periods to utilize all the future income tax assets.

Note 6        INCOME TAXES

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2004 the Company has net operating loss carryforwards, which expire commencing in 2022, totalling approximately $136,320, the benefit of which has not been recorded in the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The accounting firm of Amisano Hanson, Chartered Accountants audited our financial statements. Since inception, we have had no changes in or disagreements with our accountants.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) The members of the Board of Directors will serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below is acting on behalf of, or at the direction of, any other person.


Our officers and directors will devote their time to the business on an "as-needed" basis. Information as to the directors and executive officers is as follows:


Name                              Age     Position

Art Bandenieks
2876 - 252nd Street               48      President, CEO, Secretary and Director
Aldergrove, B.C.  V4W 2R2

Lee Southern
2020 Bellevue Ave                 60      Treasurer, CFO and Director
West Vancouver, B.C. V7V 1B8


ART BANDENIEKS has been the President, CEO, Secretary and a Director of the Company since November 2000. For more than the past 5 years, he has been an independent consultant and has extensive experience in selling and marketing in the field of medical diagnostic equipment. Mr. Bandenieks is a public speaker on medical diagnostic products, including sophisticated instrumentation and related supplies. He earned a B.Sc. degree in Psychology from the University of British Columbia in 1978. He also did graduate studies on the faculty of Pharmaceutical Science the University of British Columbia. In the last 5 years Mr. Bandenieks has held the following positions:

(a)      May 2002 - Present                 Western Canada Account Manager for
                                            Spectral Diagnostics Inc.,
                                            Cardiac Markers Division, 135 The
                                            West Mall, Toronto,  Ontario,
                                            Canada M9C 1C2

Spectral Diagnostics Inc. develops and commercializes diagnostic products designed to improve patient management in healthcare. It develops a wide range of monoclonal and polyclonal antibodies, and recombinant proteins.

(b)      January 2000 - June 2001           Sales Representative for Sigma -
                                            Aldrich Canada Ltd.
                                            Diagnostics Division, 2149 Winston
                                            Park Drive, Oakville, ON

Sigma-Aldrich is a Life Science and High Technology company. Its biochemical and organic chemical products and kits are used in scientific and genomic research, biotechnology, pharmaceutical development, the diagnosis of disease and chemical manufacturing. Its customers are life science companies, university and government institutions, hospitals, and in industry. Sigma-Aldrich operates in 34 countries and has 6,000 employees providing services worldwide.


(c)      September 1999 - December 1999     Sales Representative for Randox
                                            Laboratories Canada Ltd.
                                            1021 Meyerside Drive, Unit 5,
                                            Mississauga, ON

Randox Laboratories has approximately 550 employees worldwide in 23 direct representative offices, Randox Laboratories Ltd. is a clinical diagnostic company. Randox diagnostic kits are sold in over 128 countries around the world encompassing over 30,000 instrument applications on over 100 different clinical analysers. Randox kits are available in numerous sizes, formats and methodologies offering maximum flexibility to meet customer requirements.

LEE SOUTHERN has been the Treasurer, CFO and a Director of the Company since November 2000. Since January 1969 to present, he has been engaged as a consultant in and has been involved in management consulting in the education and political sectors in Canada. Since January 1995 to present, he has also consulted for various education and political organizations. He earned a B.A. in Political Science & History and an M.A. in Political Science from the University of Manitoba. He also holds a doctorate in Higher Education Management from the University of British Columbia. Since July 1995 to present, Mr. Southern has held a position of Executive Director of British Columbia School Trustee Association.

(b) Significant Employees.

Other than the officers of the Company, there are no employees who are expected to make a significant contribution to our corporation.

(c) Family Relationships.

There are no family relationships among our officers, directors, or persons nominated for such positions.

(d) Legal Proceedings.

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

ITEM 10. EXECUTIVE COMPENSATION.

No executive compensation has been paid since our inception.

The officers and directors of Registrant do not currently receive cash remuneration or salaries for their efforts. Upon successful completion of Registrant's proposed business projects, or receipt of revenues from operations of Registrant, of which there can be no assurance, salaries and other remuneration will be established by the Board of Directors as appropriate.

There are no employment contracts between Registrant and any of its officers or directors.

Registrant does not have any plan or arrangement with respect to compensation to its executive officers which would result from the resignation, retirement or any other termination of employment with Registrant or from a change in control of Registrant, or a change in the executive officers' responsibilities following any change in control, where in respect of an executive officer, the value of such compensation exceeds $120,000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

The Registrant has granted no options.

There are no other bonus, pension, deferred compensation, long-term incentive plans or awards, or any other similar plans for executive officers and/or directors of Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth each person known to BV Pharmaceutical, Inc., to be a beneficial owner of five percent (5%) or more of our common stock, by our directors individually, and by all of our directors and executive officers as a group, as of March 28, 2005. Each person will have sole voting and investment power with respect to the shares shown.


                     SECURITY OWNERSHIP OF BENEFICIAL OWNERS


TITLE OF CLASS    NAME OF OWNER                SHARES BENEFICIALLY    PERCENTAGE
                                                      OWNED           OWNERSHIP

                  Art Bandenieks
Common            2876 - 252 Street               30,453,000             81%
                  Aldergrove, B.C.  V4W 2R2

All the shares listed above were acquired by Mr. Bandenieks in December 2000 and are restricted pursuant to Rule 144.

                        SECURITY OWNERSHIP OF MANAGEMENT


TITLE OF CLASS    NAME OF OWNER                SHARES BENEFICIALLY    PERCENTAGE
                                                      OWNED           OWNERSHIP


Common            Art Bandenieks                  30,543,000             81%

Common            Lee Southern                           Nil             Nil

Total Shares Held                                 30,543,000             81%


All the shares listed above were acquired by Mr. Bandenieks in December 2000 and are restricted pursuant to Rule 144.


All Officers and Directors as a Group 30,543,000 Direct 81% (Approx.) (1 Individual).


(c) Changes in Control.

THERE ARE CURRENTLY NO ARRANGEMENTS, WHICH WOULD RESULT IN A CHANGE IN CONTROL OF BV PHARMACEUTICAL, INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the sale of shares to our officers and directors, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons. We are not a subsidiary of any other company. Mr. Bandenieks provided organizational services and cash in the sum of $203.62 for his 30,543,000 shares of Common Stock.

Our management and certain investors have made $149,975 of capital contributions to our business The Company has raised the total of $99,975 through Private Placements (see page 32, heading "Recent Sales of Unregistered Securities), and in January 2004, the Company issued two convertible debentures in the principal amount of $25,000 each, for a total amount of $50,000.00, to two (2) separate unrelated non-U.S. parties. The accrued principal and interest on these debentures are convertible into common shares of the Company on the basis of $0.20 per common share, at the option of the debenture holder, at any time within 24 months from the date of the debenture. These debentures bear interest at 10% per annum on any unpaid principal balance.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

a) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form SB-2, filed on March 19, 2004. All previously filed exhibits are incorporated herein by reference.

b) Reports on Form 8-K: No reports were on filed on Form 8K during the quarter ended December 31, 2004.

EXHIBIT NO.       DOCUMENT DESCRIPTION


     3.1 Articles of Incorporation and any Amendments-Incorporated by reference to the Form 10-KSB, filed on March 19, 2004 with form SB-2.

     3.2 Bylaws- Incorporated by reference to the Form 10-KSB, filed on March 19, 2004 with form SB-2.

     31.1 Certifications by Art Bandenieks, Chief Executive Officer required by Rule 13a-14(a)

     31.2 Certification by Lee Southern, Chief Financial Officer required by Rule 13a-14(a)

     32.1 Certification by Art Bandenieks pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification by Lee Southern pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with the requirements of the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  MARCH 28, 2005             BV PHARMACEUTICAL, INC.



                                  By: /s/ ART BANDENIEKS
                                  ______________________
                                  Art bandenieks,
                                  President and Director