Form 10QSB
period 2005-03-31
BV PHARMACEUTICAL INC
filed 2005-05-10
CIK 1282496

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED MARCH 31, 2005


                             COMMISSION FILE NUMBER:


                             BV PHARMACEUTICAL, INC.
             ______________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                     NEVADA
         ______________________________________________________________
         (State or other jurisdiction of incorporation or organization)


        Nevada                                           72-1580091
_______________________                     ____________________________________
(State of organization)                     (I.R.S. Employer Identification No.)


                           2890 Vassar Street, Suite A
                                 Reno, NV 89502

                    ________________________________________
                    (Address of principal executive offices)


                                Tel: 775.352.4160
                _________________________________________________
                Registrants telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] Securities registered under Section 12(g) of the Exchange Act:

There are 37,480,100 shares of common stock outstanding as of March 31, 2005

                                TABLE OF CONTENTS

                                                                            PAGE

PART I       FINANCIAL INFORMATION                                            3

ITEM  1      FINANCIAL STATEMENTS                                             3

ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
             FINANCIAL CONDITION                                             10

PART II      OTHER INFORMATION                                               17

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                                17

ITEM 7       SIGNATURES                                                      17

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS









                             BV PHARMACEUTICAL, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                      March 31, 2005 and December 31, 2004

                             (Stated in US Dollars)

                                   (Unaudited)


                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                     March 31,     December 31,
                                                                       2005            2004
                                                                     _________     ____________
                                     ASSETS

Current
   Cash                                                              $  11,914      $  24,964
   Accounts receivable                                                   2,000          2,000
                                                                     _________      _________

                                                                     $  13,914      $  26,964
                                                                     =========      =========

LIABILITIES

Current
   Accounts payable and accrued liabilities                          $   8,690      $   8,517
   Current portion of convertible debentures - Note 3                   50,000         50,000
                                                                     _________      _________

                                                                        58,690         58,517

Convertible debentures - Note 3                                          6,025          4,792
                                                                     _________      _________

                                                                        64,715         63,309
                                                                     _________      _________

STOCKHOLDERS' DEFICIENCY

Capital stock - Notes 3 and 4
   Authorized:  75,000,000 common shares, $0.001 par value
   Issued:  37,480,100 shares (December 31, 2004:  37,480,100)          37,480         37,480
Additional paid-in capital                                              62,495         62,495
Deficit accumulated during the development stage                      (150,776)      (136,320)
                                                                     _________      _________

                                                                       (50,801)       (36,345)
                                                                     _________      _________

                                                                     $  13,914      $  26,964
                                                                     =========      =========


                             SEE ACCOMPANYING NOTES


                                       4



                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three month period ended March 31, 2005 and
               2004 and for the period from June 30, 2000 (Date of
                        Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                  June 30, 2000
                                                                                     (Date of
                                                                                  Incorporation)
                                                    Three months ended                  to
                                                         March 31,                  March 31,
                                                 2005               2004               2005
                                               ___________       ___________      ______________

Revenue
   Licence fees                                $         -       $     6,000        $  24,000
   Other income                                        480                 -            1,738
                                               ___________       ___________        _________

                                                       480             6,000           25,738
                                               ___________       ___________        _________

General and administrative expenses
   Advertising and promotion                             -                 -            1,001
   Consulting fees                                       -             1,500           48,072
   Filing fees                                       5,047             1,367            9,798
   Interest and bank charges                         1,288             1,141            6,293
   Investor relations                                    -                 -            9,996
   Office and miscellaneous                          2,279               800            9,425
   Marketing research and development                    -                 -           10,000
   Professional fees                                 5,222             2,885           28,468
   Rent                                                  -                 -              505
   Transfer agent fees                               1,100                 -            1,100
   Intellectual property acquisition costs               -                 -           50,000
   Website                                               -                 -            1,856
                                               ___________       ___________        _________

                                                    14,936             7,693          176,514
                                               ___________       ___________        _________

Net loss for the period                        $   (14,456)      $    (1,693)       $(150,776)
                                               ===========       ===========        =========

Basic loss per share                           $     (0.00)      $     (0.00)
                                               ===========       ===========

Weighted average number of
 shares outstanding                             37,480,100        37,480,100
                                               ===========       ===========


                             SEE ACCOMPANYING NOTES


                                       5




                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three month period ended March 31, 2005 and
               2004 and for the period from June 30, 2000 (Date of
                        Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                  June 30, 2000
                                                                                     (Date of
                                                                                  Incorporation)
                                                    Three months ended                  to
                                                         March 31,                  March 31,
                                                 2005               2004               2005
                                               ___________       ___________      ______________

Cash flows used in Operating Activities
   Net loss for the period                     $   (14,456)      $    (1,693)       $(150,776)
   Changes in non-cash working capital
    balances related to operations:
      Accounts receivable                                -                 -           (2,000)
      Accounts payable and accrued liabilities         173               385            8,690
      Unearned revenue                                   -             1,000                -
                                               ___________       ___________        _________

                                                   (14,283)             (308)        (144,086)
                                               ___________       ___________        _________

Cash flows from Financing Activities
   Capital stock issued                                  -                 -           99,975
   Increase in convertible debentures                1,233            51,038           56,025
                                               ___________       ___________        _________

                                                     1,233            51,038          156,000
                                               ___________       ___________        _________

Increase (decrease) in cash                        (13,050)           50,730           11,914

Cash, beginning of the period                       24,964             3,708                -
                                               ___________       ___________        _________

Cash, end of the period                        $    11,914       $    54,438        $  11,914
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
                                               ===========       ===========        =========


                             SEE ACCOMPANYING NOTES


                                       6




                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                              INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                      (DEFICIENCY) for the period June 30, 2000 (Date of
                      Incorporation) to March 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                     Additional     During the
                                                             Common Stock             Paid-in       Development
                                                       *Shares       **Par Value      Capital          Stage         Total
                                                      __________     ___________     __________     ___________     ________

Capital stock subscribed pursuant to an offering
 memorandum for cash              - at $0.000007      30,543,000      $ 30,543        $(30,339)      $       -      $    204
                                                      __________      ________        ________       _________      ________

Balance, December 31, 2000                            30,543,000        30,543         (30,339)              -           204

Capital stock issued pursuant to a private
 placement                            - at $0.01       6,777,100         6,777          60,994               -        67,771
                                      - at $0.20          40,000            40           7,960               -         8,000
Net loss for the year                                          -             -               -         (69,885)      (69,885)
                                                      __________      ________        ________       _________      ________

Balance, December 31, 2001                            37,360,100        37,360          38,615         (69,885)         6,090
Capital stock issued pursuant to a private
 placement                            - at $0.20         120,000           120          23,880               -        24,000
Net loss for the year                                          -             -               -         (30,090)      (30,090)
                                                      __________      ________        ________       _________      ________

Balance, December 31, 2002                            37,480,100        37,480          62,495         (99,975)            -
Net income for the year                                        -             -               -             108           108
                                                      __________      ________        ________       _________      ________

Balance, December 31, 2003                            37,480,100        37,480          62,495         (99,867)
Net loss for the year                                          -             -               -         (36,453)      (36,453)
                                                      __________      ________        ________       _________      ________

Balance, December 31, 2004                            37,480,100        37,480          62,495        (136,320)      (36,345)
Net loss for the period                                        -             -               -         (14,456)      (14,456)
                                                      __________      ________        ________       _________      ________

Balance, March 31, 2005                               37,480,100      $ 37,480        $ 62,495       $(150,776)     $(50,801)
                                                      ==========      ========        ========       =========      ========

* The common stock issued has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share effective on January 5, 2001.

** The par value of common stock has been retroactively restated to reflect a change from no par value to a par value of $0.001 per share.


                             SEE ACCOMPANYING NOTES


                                       7


                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                      March, 31, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


Note 1        INTERIM REPORTING

              The accompanying unaudited interim financial statements have been prepared by BV Pharmaceuticals, Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2004.

              The results of operations for the three months ended March 31, 2005 are not indicative of the results that may be expected for the full year.

Note 2        CONTINUANCE OF OPERATIONS

              The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At March 31, 2005, the Company has a working capital deficiency of $44,776, has not yet attained profitable operations and has accumulated losses of $150,776 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 3        CONVERTIBLE DEBENTURES

                                                           March 31,     December 31,
                                                             2005            2004
                                                           ________      ____________
            On January 15, 2004 the Company issued two
            convertible debentures in the principal
            amount of $25,000 each bearing interest at
            10% per annum and secured by the general
            credit of the Company. These debentures
            are convertible into common shares of the
            Company on the basis of $0.20 per common
            share for each $1 of principal and
            interest accrued thereon, at the option of
            the debenture holder, up to January 15,
            2006. Interest shall be payable at the end
            of each calendar year with the first
            payment due on December 31, 2007, in
            either cash or common shares at the option
            of the holder. If the interest is paid in
            shares, then the shares will have a deemed
            value of $2.50 each.                           $ 56,025       $ 54,792

            Less: current portion                           (50,000)       (50,000)
                                                           ________       ________
                                                           $  6,025       $  4,792
                                                           ========       ========



Note 4        CAPITAL STOCK - Note 3

              On January 5, 2001, the Company approved a forward split of its common stock on the basis of 1,500 new for 1 old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock split.

              On May 25, 2004, the Company amended its authorized capital stock to 75,000,000 common shares with a par value of $0.001 per share. The number of authorized shares and the par value per share as referred to in these financial statements has been restated wherever applicable to give retroactive effect to this amendment.

ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

BV Pharmaceutical, Inc. is a Nevada corporation, which was originally formed on June 30, 2000 under the name of All Printer Supplies.com. As All Printer Supplies.com, the company sought a consulting opportunity for products and supplies to be offered on the internet, but the economy at the time, due the demise of many "dot com" companies and businesses, and the poor market conditions, was never able to launch its business. On April 17, 2003, the Company changed its name to BV Pharmaceutical, Inc. Its principal place of business is located at 2890 Vassar Street, Suite A, Reno, NV 89502. The Company was organized to engage in any lawful corporate business. BV Pharmaceutical, Inc., has been in the developmental stage since inception and has a very limited operating history and limited revenues. The Company has a fully developed business plan, is operational and receiving revenue. The company has $176,514 in expenses to date.

BV Pharmaceutical, Inc has limited start-up operations and is considered a development stage Company. The Company was originally capitalized at 100,000,000 shares of Common Stock, with no par value. On May 25, 2004 the amended Articles of Incorporation were filed with the state of Nevada to decrease the number of authorized capital stock to 75,000,000 common shares with $0.001 par value. By reducing the number of shares and establishing a par values for the shares, the Company's annual filing fee with the Nevada Secretary of State was reduced. The amendment was a cost-saving measure only. The only impact on the shareholders was a reduction of the total authorized shares. While this reduced the shares available for issuance, it also limited the possible dilution which could be suffered by the shareholders. The Company believes the amendment had no material impact on the Company, its operations, proposed operations or the rights of shareholders.

In an effort to develop our business, we will seek to establish strategic business relationships with leading firms. We anticipate these strategic relationships would involve the offering of our services to the members and employees of the particular company on a discounted basis. We have not yet established the amount of any such discount. Initially we intend to focus our efforts on offering these services to companies in the Entertainment, Sports, and Biotech industries. We have not yet identified, contacted or establish any relationships with any these companies.

BUSINESS DEVELOPMENT.

We were incorporated in the State of Nevada on June 30, 2000, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity.

PRINCIPAL PRODUCTS AND SERVICES

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

On July 15, 2003, we entered into a license agreement with Mr. Matt Sutton whereby we granted him a non-exclusive license to market services relating to the collection of DNA samples and related data. The agreement is for a term of one (1) year, commencing August 15, 2003, and the license fee due under the agreement is US$2,000.00 per month. The agreement with Mr. Sutton has terminated and will not be renewed. Mr. Sutton made no sales of the Company's services. The license for Mr. Sutton was not renewed because he decided to pursue other business interests. We do not believe this lack of renewal will have any material impact on the Company. As of March 31, 2005 the Company has received fourteen (14) orders, and sold and received full payment for fourteen (14) of its In Home Self Test Kit. The most recent sale date for an In Home Self Test Kit was March 2005.

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

CUSTOMER BASE

As of May 9, 2005, the Company has received fourteen (14) orders, amounting to $1680 in sales revenue, for its In Home Self Test Kit. We have received payment in full of the $1680. We do not anticipate we will depend on one or a few major customers. There can be no assurance that this assumption is correct.

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

MARKETING RESEARCH AND DEVELOPMENT

To date, we have spent $10,000 on marketing research and development of our website.

ENVIRONMENTAL LAW COMPLIANCE

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

EMPLOYEES.

The Company does not have any employees.

REPORTS TO SECURITY HOLDERS.

As of February 11, 2005 the Company became effective and is a reporting company under the requirements of the Exchange Act and will file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report will contain the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

Copies of the material may be obtained by mail from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a World Wide Website on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Commission.

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

We are a development stage company with limited operations or revenues. We are unable to satisfy cash requirements without management's financial support or other funding. Our management and certain investors have made $149,975 of capital contributions to our business. The Company has raised the total of $99,975 through Private Placements (see page 32 of the SB-2 filing "Recent Sales of Unregistered Securities") and in January of 2004 the Company issued two convertible debentures in the principal amount of $25,000 each, at an interest rate of 10% per annum, for a total principal amount of $50,000 to two separate unrelated non-US parties. We anticipate, but have no assurance, that we may need to meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

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

Over the next twelve months, we plan to further develop our website www.yourcloneguard.com to provide additional DNA related information. Specifically, during the next 12 months, we anticipate focusing our efforts on the following specific areas of operations:

         1. Internet marketing
         2. Maintaining and enhancing content of website
         3. Licensing agreements
         4. DNA information and services

In the event we need to raise additional funds, we have not yet determined how, where or when we will obtain these funds. There is no assurance that we will be able to obtain financing for our business development, if, as and when required, or on terms favorable to the Company. If adequate funds are not available to us, we believe that our business development could be adversely affected. To sustain operations over the next 12 months we are anticipating total operational expense of $14,000 made up as follows $2000 internet advertising and promotion, and $12,000 for marketing and operational expenses.

As of March 31, 2005 the Company had available cash in the amount of $11,914 and accounts receivables in the amount of $2,000. Our cash will be used to fund operations until approximately the end of December 2005. During the period prior to December 2005, the Company may, nevertheless, need to seek additional funding in the form of equity or debt to meet unanticipated expenses.

Our future capital requirements will also depend on one or more of the following factors: - market acceptance of our services; - the extent and progress of our research and development programs; - competing technological and market developments; and - the costs of commercializing our services.

There can be no assurance that funding will be available on favorable terms to permit successful commercialization of our DNA services or be successful in our proposed business operations.

In addition, we have no further credit facility or other committed sources of capital. We may be unable to establish credit arrangements on satisfactory terms, if at all. If capital resources are insufficient to meet our future capital requirements, we may have to raise additional funds to continue development of our website. There can be no assurance that the funds will be available on favorable terms, if at all.

To the extent that additional capital is raised through the sale of equity and/or convertible debt securities, the issuance of the securities will likely result in dilution to our shareholders.

Our website is fully developed, operational and is producing revenue. The total cost for developing our website was $2,157. We anticipate we will generate revenues from the accumulation of customer's DNA information and data, in a legal state, to the website, and through the sale of advertisements. There is no assurance that we will be successful in the marketing our DNA profile services or licensing. We have no other proposed sources of revenue. Therefore, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

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

DESCRIPTION OF PROPERTY

We do not own any real property at this time, and we conduct our business from an office at 2890 Vassar Street, Suite A, Reno, NV 89502. We are sharing a small office space at no cost with an unrelated third party. This is a competitive rate for similar space in the area.

The Company believes that existing facilities are adequate for its needs through December 2005. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space can on commercially reasonable terms and without undue operational disruption.

PART II       OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

a) Reports on Form 8-K: No reports were on filed on Form 8K during the quarter ended March 31, 2005.


EXHIBIT NO.       DOCUMENT DESCRIPTION


     31.1 Certifications by Art Bandenieks, Chief Executive Officer required by Rule 13a-14(a)

     31.2 Certification by Lee Southern, Chief Financial Officer required by Rule 13a-14(a)

     32.1 Certification by Art Bandenieks pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification by Lee Southern pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 7. SIGNATURES


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BV PHARMACEUTICAL, INC.



DATE: May 10, 2005           By: /s/ ART BANDENIEKS
                                     ______________________________________
                                     Art Bandenieks, President and Director