Form 10QSB
period 2005-06-30
BV PHARMACEUTICAL INC
filed 2005-08-12
CIK 1282496

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2005


                             COMMISSION FILE NUMBER:

                             BV PHARMACEUTICAL, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                     NEVADA
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                  Nevada                           72-1580091
          -----------------------     ------------------------------------
          (State of organization)     (I.R.S. Employer Identification No.)


                           2890 Vassar Street, Suite A
                                 Reno, NV 89502

                    ----------------------------------------
                    (Address of principal executive offices)


                                Tel: 775.352.4160
                -------------------------------------------------
                Registrants telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x]

Securities registered under Section 12(g) of the Exchange Act:

There are 37,480,100 shares of common stock outstanding as of June 30, 2005

                                TABLE OF CONTENTS
                                -----------------


PART I       FINANCIAL INFORMATION

ITEM  1      FINANCIAL STATEMENTS

ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

PART II      OTHER INFORMATION

ITEM 7       SIGNATURES

                             BV PHARMACEUTICAL, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2005

                             (Stated in US Dollars)

                                   (UNAUDITED)


                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                    June 30,         December 31,
                                      ASSETS                                          2005               2004
                                                                               -----------------   ---------------
Current
   Cash                                                                        $          10,095   $        24,964
   Accounts receivable                                                                     2,000             2,000
                                                                               -----------------   ---------------
                                                                               $          12,095   $        26,964
                                                                               =================   ===============
                                   LIABILITIES

Current
   Accounts payable and accrued liabilities                                    $           5,255   $         8,517
   Current portion of convertible debentures - Note 3                                     50,000            50,000
   Unearned revenue                                                                        7,500                 -
                                                                               -----------------   ---------------
                                                                                          62,755            58,517

Convertible debentures - Notes 3 and 5                                                     7,271             4,792
                                                                               -----------------   ---------------
                                                                                          70,026            63,309

                            STOCKHOLDERS' DEFICIENCY

Capital stock - Notes 3, 4 and 5 Authorized:
           75,000,000  common shares, $0.001 par value
   Issued:
           37,480,100  common shares (December 31, 2004: 37,480,100)                      37,480            37,480
Additional paid-in capital                                                                62,495            62,495
Deficit accumulated during the development stage                                        (157,906)         (136,320)

                                                                                         (57,931)          (36,345)
                                                                               -----------------   ---------------
                                                                               $          12,095   $        26,964
                                                                               =================   ===============


                             SEE ACCOMPANYING NOTES


                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                    for the three and six month periods ended
               June 30, 2005 and 2004 and for the period from June
                30, 2000 (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (UNAUDITED)



                                                                                                                June 30, 2000
                                                                                                                   (Date of
                                                                                                                Incorporation)
                                              Three months ended                   Six months ended                   to
                                                   June 30,                            June 30,                    June 30,
                                            2005              2004              2005              2004               2005
                                      ----------------  ----------------  ----------------  ----------------  ----------------
Revenue
   Licence fees                       $              -  $          4,000  $              -  $         10,000  $         24,000
   Other income                                      -                 -               480                13             1,738
                                      ----------------  ----------------  ----------------  ----------------  ----------------
                                                     -             4,000               480            10,013            25,738
                                      ----------------  ----------------  ----------------  ----------------  ----------------

General and administrative
 expenses
   Advertising and promotion                         -                 -                 -                 -             1,001
   Consulting fees                                   -             5,900                 -             7,400            48,072
   Filing fees                                   1,566               680             6,613             2,047            11,364
   Interest and bank charges                     1,276             1,302             2,564             2,443             7,569
   Investor relations                                -                 -                 -                 -             9,996
   Office and miscellaneous                      1,146               460             3,425             1,260            10,571
   Marketing research and
    development                                      -                 -                 -                 -            10,000
   Professional fees                             2,388             1,000             7,610             3,885            30,856
   Rent                                              -                 -                 -                 -               505
   Transfer agent fees                             481                 -             1,581                 -             1,581
   Intellectual property
    acquisition costs                                -                 -                 -                 -            50,000
   Website                                         273               650               273               650             2,129
                                      ----------------  ----------------  ----------------  ----------------  ----------------
                                                 7,130             9,992            22,066            17,685           183,644
                                      ----------------  ----------------  ----------------  ----------------  ----------------
Net loss for the period               $         (7,130) $         (5,992) $        (21,586) $         (7,672) $       (157,906)
                                      ================  ================  ================  ================  ================

Basic loss per share                  $         (0.00)  $         (0.00)  $         (0.00)  $         (0.00)
                                      ================  ================  ================  ================
Weighted average number of
 shares outstanding                         37,480,100        37,480,100        37,480,100        37,480,100
                                      ================  ================  ================  ================



                             SEE ACCOMPANYING NOTES



                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                    for the six month periods ended June 30,
               2005 and 2004 and for the period from June 30, 2000
                    (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                           June 30, 2000
                                                                                                              (Date of
                                                                              Six months ended           Incorporation) to
                                                                                  June 30,                    June 30,
                                                                            2005            2004                2005
                                                                       --------------  ---------------  ------------------
Cash flows used in Operating Activities
   Net loss for the period                                             $     (21,586)  $       (7,672)  $        (157,906)
   Changes in non-cash working capital balances related to
    operations:
      Accounts receivable                                                          -           (3,000)             (2,000)
      Accounts payable and accrued liabilities                                (3,262)           1,385               5,255
      Unearned revenue                                                         7,500                -               7,500
                                                                       --------------  ---------------  ------------------
                                                                             (17,348)          (9,287)           (147,151)
                                                                       --------------  ---------------  ------------------

Cash flows from Financing Activities
   Capital stock issued                                                            -                -              99,975
   Increase in convertible debentures                                          2,479           52,288              57,271
                                                                       --------------  ---------------  ------------------
                                                                               2,479           52,288             157,246
                                                                       --------------  ---------------  ------------------
Increase (decrease) in cash                                                  (14,869)          43,001              10,095

Cash, beginning of the period                                                 24,964            3,708                   -
                                                                       --------------  ---------------  ------------------
Cash and cash equivalents, end of the period                           $      10,095   $       46,709   $          10,095
                                                                       ==============  ===============  ==================

Supplemental disclosure of cash flow information Cash paid for:
      Interest                                                         $           -   $            -   $               -
                                                                       ==============  ===============  ==================

      Income taxes                                                     $           -   $            -   $               -
                                                                       ==============  ===============  ==================
 Cash and cash equivalents consist of:
   Cash                                                                $      10,095   $       21,709
   Term deposit                                                                    -           25,000
                                                                       -------------   --------------
                                                                       $      10,095   $       46,709
                                                                       =============   ==============


                             SEE ACCOMPANYING NOTES



                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
                   EQUITY (DEFICIENCY) for the period June 30,
                  2000 (Date of Incorporation) to June 30, 2005
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                                     DEFICIT
                                                                                                   ACCUMULATED
                                                                                    ADDITIONAL     DURING THE
                                                            COMMON STOCK             PAID-IN       DEVELOPMENT
                                                      * SHARES    ** PAR VALUE       CAPITAL         STAGE           TOTAL
                                                      ----------  --------------  -------------  --------------  ----------------
Capital stock subscribed pursuant to an offering
 memorandum for cash              - at $0.000007      30,543,000  $       30,543  $     (30,339) $            -  $            204
                                                      ----------  --------------  -------------  --------------  ----------------

Balance, December 31, 2000                            30,543,000          30,543        (30,339)              -               204

Capital stock issued pursuant to a private
 placement                            - at $0.01       6,777,100           6,777         60,994               -            67,771
                                      - at $0.20          40,000              40          7,960               -             8,000
Net loss for the year                                          -               -              -         (69,885)          (69,885)
                                                      ----------  --------------  -------------  --------------  ----------------
Balance, December 31, 2001                            37,360,100          37,360         38,615         (69,885)            6,090

Capital stock issued pursuant to a private
 placement                            - at $0.20         120,000             120         23,880               -            24,000
Net loss for the year                                          -               -              -         (30,090)          (30,090)
                                                      ----------  --------------  -------------  --------------  ----------------

Balance, December 31, 2002                            37,480,100          37,480         62,495         (99,975)                -
Net income for the year                                        -               -              -             108               108
                                                      ----------  --------------  -------------  --------------  ----------------

Balance, December 31, 2003                            37,480,100          37,480         62,495         (99,867)              108
Net loss for the year                                          -               -              -         (36,453)          (36,453)
                                                      ----------  --------------  -------------  --------------  ----------------

Balance, December 31, 2004                            37,480,100          37,480         62,495        (136,320)          (36,345)
Net loss for the period                                        -               -              -         (21,586)          (21,586)
                                                      ----------  --------------  -------------  --------------  ----------------

Balance, June 30, 2005                                37,480,100  $       37,480  $      62,495  $     (157,906) $        (57,931)
                                                      ==========  ==============  =============  ==============  ================

 * The common stock issued has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share effective on January 5, 2001.

** The par value of common stock has been retroactively restated to reflect a change from no par value to a par value of $0.001 per share.


                             SEE ACCOMPANYING NOTES

                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005
                             (Stated in US Dollars)
                                   (UNAUDITED)

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

              The results of operations for the six months ended June 30, 2005 are not indicative of the results that may be expected for the full year.

Note 2        CONTINUANCE OF OPERATIONS

              The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At June 30, 2005, the Company has a working capital deficiency of $50,660, has not yet attained profitable operations and has accumulated losses of $157,906 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.



Note 3      CONVERTIBLE DEBENTURES - Note 5

                                                                               June 30,       December 31,
                                                                                 2005             2004
                                                                            -------------    -------------
 On           January  15,  2004 the  Company  issued two  convertible
              debentures  in the  principal  amount  of  $25,000  each
              bearing  interest  at 10% per annum and  secured  by the
              general  credit of the  Company.  These  debentures  are
              convertible  into  common  shares of the  Company on the
              basis of $0.20 per common share for each $1 of principal
              and  interest  accrued  thereon,  at the  option  of the
              debenture holder, up to January 15, 2006. Interest shall
              be  payable  at the end of each  calendar  year with the
              first  payment due on December 31, 2007,  in either cash
              or common  shares at the  option of the  holder.  If the
              interest is paid in shares,  then the shares will have a
              deemed value of $2.50 each.

                                                                            $      57,271   $        54,792

              Less: current portion                                               (50,000)          (50,000)
                                                                            --------------  ----------------
                                                                            $       7,271   $         4,792
                                                                            ==============  ================



Note 4        CAPITAL STOCK - Notes 3 and 5

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

Note 5        SUBSEQUENT EVENT - Notes 3 and 4

              Subsequent to June 30, 2005, the convertible debenture holders gave notice to convert the outstanding principal and interest of $57,271 at June 30, 2005. As a result, the Company issued 286,356 common shares at $0.20 per share.

ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

BV Pharmaceutical, Inc. is a Nevada corporation, which was originally formed on June 30, 2000 under the name of All Printer Supplies.com. As All Printer Supplies.com, the company sought a consulting opportunity for products and supplies to be offered on the internet, but the economy at the time, due the demise of many "dot com" companies and businesses, and the poor market conditions, was never able to launch its business. On April 17, 2003, the Company changed its name to BV Pharmaceutical, Inc. Its principal place of business is located at 2890 Vassar Street, Suite A, Reno, NV 89502. The Company was organized to engage in any lawful corporate business. BV Pharmaceutical, Inc., has been in the developmental stage since inception and has a very limited operating history and limited revenues. The Company has a fully developed business plan, is operational and receiving revenue. The company has $157,906 in losses to date.


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

DISTRIBUTION

We plan to deliver our services through our website. As of the date of this prospectus, we have an Internet service provider, web site developer and a basic web site, all of which will be necessary to execute our plan of business. We plan to establish our market through email advertising and through licensing the service to third parties on a geographic basis; that is, we will grant licenses to persons or business entities to offer our services in certain, specific geographic areas, such as, the Province of Alberta, Canada.. We have not yet established any specific geographic areas, and intend to do so only when we have a third party interested in obtaining a license for a specific area. We do not currently have any licenses or licensees, and have not been in contact with or negotiated with anyone for any such license. We have not conducted any market testing to determine the size of the market for our services.

On July 15, 2003, we entered into a license agreement with Mr. Matt Sutton whereby we granted him a non-exclusive license to market services relating to the collection of DNA samples and related data. The agreement is for a term of one (1) year, commencing August 15, 2003, and the license fee due under the agreement is US$2,000.00 per month. The agreement with Mr. Sutton has terminated and will not be renewed. Mr. Sutton made no sales of the Company's services. The license for Mr. Sutton was not renewed because he decided to pursue other business interests. We do not believe this lack of renewal will have any material impact on the Company. As of June 30, 2005 the Company has received four (4) orders, and sold and received full payment for four(4) of its In Home Self Test Kit. The most recent sale date for an In Home Self Test Kit was June 2005. During the period ending June 30, 2005, the Company received payments of $7500 for the sale of additional in home test kits. These in home test kits are to be delivered by August 31st 2005.

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

CUSTOMER BASE

As ofAugust 9, 2005, the Company has received four (4) orders, amounting to $480 in sales revenue, for its In Home Self Test Kit. We have received payment in full of the $480. We do not anticipate we will depend on one or a few major customers. There can be no assurance that this assumption is correct.

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

We are a development stage company with limited operations or revenues. We are unable to satisfy cash requirements without management's financial support or other funding. Our management and certain investors have made $149,975 of capital contributions to our business. The Company has raised the total of $99,975 through Private Placements (see page 32 of the SB-2 filing "Recent Sales of Unregistered Securities") and in January of 2004 the Company issued two convertible debentures in the principal amount of $25,000 each, at an interest rate of 10% per annum, for a total principal amount of $50,000 to two separate unrelated non-US parties. Subsequent to June 30, 2005, these convertible debentures have been converted to the number of shares stated in the financials. We anticipate, but have no assurance, that we may need to meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

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

As of June 30, 2005 the Company had available cash in the amount of $10,095 and accounts receivables in the amount of $2,000. Our cash will be used to fund operations until approximately the end of December 2005. During the period prior to December 2005, the Company may, nevertheless, need to seek additional funding in the form of equity or debt to meet unanticipated expenses.

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


                             BV PHARMACEUTICAL, INC.



         DATE: AUGUST 11, 2005       BY: /s/ ART BANDENIEKS
                                             -----------------------------
                                             ART BANDENIEKS, PRESIDENT AND
                                             DIRECTOR