Form 10QSB
period 2005-09-30
BV PHARMACEUTICAL INC
filed 2005-11-09
CIK 1282496

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED SEPT 30, 2005


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

There are 37,480,100 shares of common stock outstanding as of June 30, 2005

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

ITEM  1      FINANCIAL STATEMENTS                                         4

ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
             FINANCIAL CONDITION                                         10

PART II      OTHER INFORMATION                                           16

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                            16

ITEM 7       SIGNATURES                                                  16

                             BV PHARMACEUTICAL, INC.

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  Sept 30, 2005

                             (Stated in US Dollars)

                                   (Unaudited)



                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2005 and December 31, 2004
                             (Stated in US Dollars)
                                   (Unaudited)


                                                             September 30,     December 31,
                                                                 2005              2004
                                                             -------------     ------------
                                     ASSETS
Current
   Cash                                                        $   2,470        $  24,964
   Accounts receivable                                             2,000            2,000
                                                               ---------        ---------
                                                               $   4,470        $  26,964
                                                               =========        =========
Current
   Accounts payable and accrued liabilities                    $   1,951        $   8,517
   Unearned revenue                                                7,500                -
   Current portion of convertible debentures - Note 3                  -           50,000
                                                               ---------        ---------
                                                                   9,451           58,517
Convertible debentures - Note 3                                        -            4,792
                                                               ---------        ---------
                                                                   9,451           63,309
                                                               ---------        ---------
Capital stock - Notes 3 and 4 Authorized:
         75,000,000  common stock, $0.001 par value
   Issued:
         37,766,456  shares (December 31, 2004:37,480,100)        37,766           37,480
Additional paid-in capital                                       119,480           62,495
Deficit accumulated during the development stage                (162,227)        (136,320)
                                                               ---------        ---------
                                                                  (4,981)         (36,345)
                                                               ---------        ---------
                                                               $   4,470        $  26,964
                                                               =========        =========




                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      INTERIM STATEMENTS OF OPERATIONS for
       the three and nine month periods ended September 30, 2005 and 2004 and for the period from June 30, 2000 (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                   June 30, 2000
                                                                                                      (Date of
                                                                                                   Incorporation)
                                       Three month period ended      Nine month period ended             to
                                             September 30,                September 30,            September 30,
                                       2005            2004            2005            2004            2005
                                    -----------     -----------     -----------     -----------    --------------
Revenue
   License fees                     $         -     $     4,000     $         -     $    14,000      $  24,000
   Other income                               -           1,200             480           1,214          1,738
                                    -----------     -----------     -----------     -----------      ---------
                                              -           5,200             480          15,214         25,738
                                    -----------     -----------     -----------     -----------      ---------


Administrative Expenses
   Advertising and promotion                  -               -               -               -          1,001
   Consulting                               425           2,000             425           9,400         48,497
   Filing fees                                -           1,571           6,613           3,618         11,364
   Interest and bank charges                 24           1,697           2,588           3,724          7,593
   Investor relations                         -               -               -               -          9,996
   Office and miscellaneous                 473           3,027           3,898           4,287         11,044
   Professional fees                      3,399           5,113          11,009           8,998         34,256
   Rent                                       -               -               -               -            505
   Marketing research and
    development                               -          10,000               -          10,000         10,000
   Intellectual property acquisition
    costs                                     -               -               -               -         50,000
   Transfer agent                             -               -           1,581               -          1,581
   Website maintenance                        -             400             273           1,050          2,129
                                    -----------     -----------     -----------     -----------      ---------
                                          4,321          23,808          26,387          41,077        187,965
                                    -----------   -------------     -----------     -----------      ---------
Net loss for the period             $    (4,321)    $   (18,608)    $   (25,907)    $   (25,863)     $(162,227)
                                    ===========     ===========     ===========     ===========      =========
Basic loss per share                $     (0.00)    $     (0.00)    $     (0.00)    $     (0.00)
                                    ===========     ===========     ===========     ===========
Weighted average number of
 shares outstanding                  37,623,278      37,480,100      37,528,350      37,480,100
                                    ===========     ===========     ===========     ===========




                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                      INTERIM STATEMENTS OF CASH FLOWS for
             the nine month period ended September 30, 2005 and 2004
 and for the period from June 30, 2000 (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                          June 30, 2000
                                                                                            (Date of
                                                              Nine months ended         Incorporation) to
                                                                September 30,             September 30,
                                                              2005          2004              2005
                                                            --------      --------      -----------------

Cash flows used in Operating Activities
   Net loss for the period                                  $(25,907)     $(25,863)         $(162,227)
   Changes in non-cash working capital balances related
     to operations:
      Accounts receivable                                          -        (7,000)            (2,000)
      Accounts payable and accrued liabilities                (6,566)        1,920              1,951
      Unearned revenue                                         7,500             -              7,500
                                                            --------      --------          ---------
                                                             (24,973)      (30,943)          (154,776)
                                                            --------      --------          ---------
Cash flows from Financing Activities
   Capital stock issued                                            -             -            157,246
   Increase in convertible debentures                          2,479        53,538                  -
                                                            --------      --------          ---------
                                                               2,479        53,538            157,246
                                                            --------      --------          ---------

Increase (decrease) in cash                                  (22,494)       22,595              2,470

Cash and cash equivalents, beginning
 of the period                                                24,964         3,708                  -
                                                            --------      --------          ---------
Cash and cash equivalents, end of the period                $  2,470      $ 26,303          $   2,470
                                                            ========      ========          =========

Supplemental disclosure of cash flow information
   Cash paid for:
      Interest                                              $      -      $      -          $       -
                                                            ========      ========          =========

      Income taxes                                          $      -      $      -          $       -
                                                            ========      ========          =========

 Cash and cash equivalents consist of:
   Cash                                                     $  2,470      $  1,303
   Term deposit                                                    -        25,000
                                                            --------      --------
                                                            $  2,470      $ 26,303
                                                            ========      ========

Non-cash Transaction - Note 5




                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   for the period June 30, 2000 (Date of Incorporation) to September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                       Deficit
                                                                                                     Accumulated
                                                                                      Additional     During the
                                                              Common Stock             Paid-in       Development
                                                        * Shares      **Par Value      Capital          Stage         Total
                                                        --------      -----------     ----------     -----------      -----

Capital stock  subscribed  pursuant to an offering
memorandum for cash               - at $0.000007       30,543,000       $30,543        $(30,339)      $       -      $    204
                                                       ----------       -------        --------       ---------      --------
Balance, December 31, 2000                             30,543,000        30,543         (30,339)              -           204

Capital stock issued pursuant to a private
 placement                            - at $0.01        6,777,100         6,777          60,994               -        67,771
                                      - at $0.20           40,000            40           7,960               -         8,000
Net loss for the year                                           -             -               -         (69,885)      (69,885)
                                                       ----------       -------        --------       ---------      --------
Balance, December 31, 2001                             37,360,100        37,360          38,615         (69,885)        6,090
Capital stock issued pursuant to a private
 placement                            - at $0.20          120,000           120          23,880               -        24,000
Net loss for the year                                           -             -               -         (30,090)      (30,090)
                                                       ----------       -------        --------       ---------      --------
Balance, December 31, 2002                             37,480,100        37,480          62,495         (99,975)            -
Net income for the year                                         -             -               -             108           108
                                                       ----------       -------        --------       ---------      --------
Balance, December 31, 2003                             37,480,100        37,480          62,495         (99,867)          108
Net loss for the period                                         -             -               -         (36,453)      (36,453)
                                                       ----------       -------        --------       ---------      --------
Balance, December 31, 2004                             37,480,100        37,480          62,495        (136,320)      (36,345)
Capital stock issued pursuant to conversion of
 convertible debentures               - at $0.20          286,356           286          56,985               -        57,271
Net loss for the period                                         -             -               -         (25,907)      (25,907)
                                                       ----------       -------        --------       ---------      --------
Balance, September 30, 2005                            37,766,456       $37,766        $119,480       $(162,227)     $ (4,981)
                                                       ==========       =======        ========       =========      ========


* The common stock issued has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share, effective on January 5, 2001.

** The par value of common stock has been retroactively restated to reflect a change from no par value to a par value of $0.001 per share.


                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


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

              The results of operations for the nine months ended September 30, 2005 are not indicative of the results that may be expected for the full year.

Note 2        CONTINUANCE OF OPERATIONS

              The interim financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. At September 30, 2005, the Company has a working capital deficiency of $4,981, has yet to achieve profitable operations and has accumulated losses of $162,227 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Note 3        CONVERTIBLE DEBENTURES


                                                                                  September 30,     December 31,
                                                                                      2005              2004
                                                                                  -------------     ------------
            On January 15, 2004 the Company issued two convertible debentures in the principal amount of $25,000 each bearing interest at 10% per annum and secured by the general credit of the Company. These debentures were convertible into common shares of the Company on the basis of $0.20 per common share for each $1 of principal and interest accrued thereon, at the option of the debenture holder, up to January 15, 2006. Interest was payable at the end of each calendar year with the first payment due on December 31, 2007, in either cash or common shares at the option of the holder. During the nine months ended September 30, 2005, all the outstanding principal and interest was converted into common shares of the Company at the prescribed

            price.                                                                    $   -           $ 54,792
            Less: current portion                                                         -            (50,000)
                                                                                      -----           --------

                                                                                      $   -           $  4,792
                                                                                      =====           ========


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

 Note 5       NON-CASH TRANSACTION

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the period ended September 30, 2005, the Company issued 286,356 common shares at $0.20 per share pursuant to the conversion of the $57,271 convertible debentures. This transaction has been excluded from the statements of cash flows.

ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

BV Pharmaceutical, Inc. is a Nevada corporation, which was originally formed on June 30, 2000 under the name of All Printer Supplies.com. As All Printer Supplies.com, the company sought a consulting opportunity for products and supplies to be offered on the internet, but the economy at the time, due the demise of many "dot com" companies and businesses, and the poor market conditions, was never able to launch its business. On April 17, 2003, the Company changed its name to BV Pharmaceutical, Inc. Its principal place of business is located at 2890 Vassar Street, Suite A, Reno, NV 89502. The Company was organized to engage in any lawful corporate business. BV Pharmaceutical, Inc., has been in the developmental stage since inception and has a very limited operating history and limited revenues. The Company has a fully developed business plan, is operational and receiving revenue. The company has $162,227 in losses to date.

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

BUSINESS DEVELOPMENT.

We were incorporated in the State of Nevada on September 30, 2000, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity.

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

DNA CLONING
We believe the cloning issue is confusing and fraught with ethical concerns. We plan to provide information to help simplify the issue and provide more expansive information to familiarize persons concerned about the cloning issue and protecting their personal DNA against cloning. The process of DNA collection, analysis and profiling can be an invasive, frightening and confusing process for many. We believe we can familiarize the potential client with the required steps and the need for the Company's DNA profile and banking service.

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

On July 15, 2003, we entered into a license agreement with Mr. Matt Sutton whereby we granted him a non-exclusive license to market services relating to the collection of DNA samples and related data. The agreement is for a term of one (1) year, commencing August 15, 2003, and the license fee due under the agreement is US$2,000.00 per month. The agreement with Mr. Sutton has terminated and will not be renewed. Mr. Sutton made no sales of the Company's services. The license for Mr. Sutton was not renewed because he decided to pursue other business interests. We do not believe this lack of renewal will have any material impact on the Company. As of September 30, 2005 the Company has received fourteen (14) orders, and sold and received full payment for four(14) of its In Home Self Test Kit. The most recent sale date for an In Home Self Test Kit was June 2005. During the period ending June 30, 2005, the Company received payments of $7500 for the sale of additional in home test kits. These in home kits were to be delivered by August 31, 2005. as of September 30th they have not been delivered.

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

CUSTOMER BASE

As of August 9, 2005, the Company has received four (4) orders, amounting to $480 in sales revenue, for its In Home Self Test Kit. We have received payment in full of the $480. We do not anticipate we will depend on one or a few major customers. There can be no assurance that this assumption is correct.

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

As of September 30, 2005 the Company had available cash in the amount of $2470.00 and accounts receivables in the amount of $2,000. Our cash will be used to fund operations until approximately the end of December 2005. During the period prior to December 2005, the Company may, nevertheless, need to seek additional funding in the form of equity or debt to meet unanticipated expenses.

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

Our website is fully developed, operational and is producing revenue. The total cost for developing our website was $2,129. We anticipate we will generate revenues from the accumulation of customer's DNA information and data, in a legal state, to the website, and through the sale of advertisements. There is no assurance that we will be successful in the marketing our DNA profile services or licensing. We have no other proposed sources of revenue. Therefore, if we are not successful in this regard, we will be unable to achieve revenues under our current business plan.

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


PART II       OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

                  31.1 Certification of Chief Executive Officer.

                  31.2 Certification of Chief Financial Officer.

                  32.1 Section 906 Certification.

                  32.2 Section 906 Certification.


ITEM 7. SIGNATURES


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             BV PHARMACEUTICAL, INC.



DATE: November 9, 2005       By: /s/ ART BANDENIEKS
                                 __________________________________________
                                     Art Bandenieks, President and Director