Form 10KSB
period 2005-12-31
BV PHARMACEUTICAL INC
filed 2006-03-28
CIK 1282496

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                            For the fiscal year ended

                                December 31, 2005


                             BV PHARMACEUTICAL, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


                             SEC FILE NO. 333-113726
                                          __________


            NEVADA                                       72-1580091
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                               2876 - 252nd Street
                            Aldergrove, B.C. V4W 2R2
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


                     Issuer's telephone number: 604-308-0048


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

State issuer's revenues for the most recent fiscal year.  $480.00

On March 27, 2006 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $20,225,676.

There were 35,065,824 shares of common stock $.001 par value outstanding as of March 27, 2006.

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

THE COMPANY

BV Pharmaceutical, Inc. is a Nevada corporation, which was originally formed on June 30, 2000, under the name of All Printer Supplies.com. As All Printer Supplies.com, the company sought a consulting opportunity for products and supplies to be offered on the internet, but the economy at the time, due the demise of many "dot com" companies and businesses, and the poor market conditions, was never able to launch its business. On April 17, 2003, the Company changed its name to BV Pharmaceutical, Inc. The Company was organized to engage in any lawful corporate business.

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

Through its website the Company offers access to services for personal DNA collection, analysis, profiling, banking, and DNA profile database maintenance. Currently the Company offers two services. The first being an in home self test DNA Profile Kit with banking (storage). The initial price for this service is currently US$120. The second service, performed by a professional, allows for the collection, analysis, profiling, banking, and DNA profile database maintenance. This service will assist the client in establishing a chain of custody. Through this service the Company will provide secure access to a client's personal DNA profile, with documented chain of custody established, should at some point in the future the need arise to provide evidence of prior ownership. The initial price for this service is currently US $280.

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

On July 15, 2003, we entered into a license agreement with Mr. Matt Sutton whereby we granted him a non-exclusive license to market services relating to the collection of DNA samples and related data. The agreement is for a term of one (1) year, commencing August 15, 2003, and the license fee due under the agreement was US$2,000.00 per month. The agreement with Mr. Sutton has terminated and will not be renewed. Mr. Sutton made no sales of the Company's services. The license for Mr. Sutton was not renewed because he decided to pursue other business interests. We do not believe this lack of renewal will have any material impact on the Company. As of December 31, 2005, the Company had received orders for a total of 64 DNA test kits, amounting to a total of $9,180 in sales revenue for its In Home Self Test Kit. We have received payment in full of the $9,180. The most recent sale date for an In Home Self Test Kit was March 2006.

NEW PRODUCTS OR SERVICES.

Other than the services described in this prospectus, we currently have no new products or services announced or planned to be announced to the public.

COMPETITIVE BUSINESS CONDITIONS

We will face competition from all aspects of the emerging DNA-related business and industry. We will compete with pharmaceutical and other science or technology-related companies that have superior DNA-related experience and/or services which they now, or may, in the future, offer to their potential or existing customers. Many of these companies may in time offer free information and DNA-related storage facilities to their customers. Many of these companies have other sources of revenues and we rely only on the fees generated through our proposed DNA information and database services. In addition, these companies may have better marketing and distribution channels. There can be no assurance that we will be able to compete effectively in this highly competitive industry, which could have a material adverse impact upon market acceptance of our business.

Our main, existing and potential competitors for our DNA testing, profiling and banking business are any business in the pharmaceutical business or distribution of pharmaceutical products business. Some of the primary DNA service and information providers and competitors are: DNA Testing Centre, Inc. - www.dnatestingcentre.com, GeneTree DNA Testing Center - www.genetree.com, Metaphase Genetics - www.metaphasegenetics.com, and Genex Diagnostics SwabTest - www.swabtest.com, and DNA Diagnostic Center - www.dnacenter.com

OUR COMPETITIVE POSITION

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

CUSTOMER BASE

As of December 31, 2005, the Company had received orders for a total of 64 DNA test kits, amounting to a total of $9,180 in sales revenue for its In Home Self Test Kit. We have received payment in full of the $9,180. We do not anticipate we will depend on one or a few major customers. There can be no assurance that this assumption is correct.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own any real property at this time, and we conduct our business from an office at the office of our President, for no charge. The Company believes that existing facilities are adequate for its needs through the year 2006. Should the Company require additional space at that time, or prior thereto, the Company will attempt to secure space can on commercially reasonable terms and without undue operational disruption.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently quoted on the OTC Bulletin Board. There is limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will continue.

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

Subsequent Event

On February 10, 2006, the Company's Board of Directors authorized a forward split of the total issued and outstanding shares of Common Stock of the Company on the basis of four for one (4 shares for each 1 share issued and outstanding). Giving effect to the Company's repurchase and retirement to treasury of 29,000,000 shares, post-split, there will be a total of 35,065,824 shares issued and outstanding. The forward split will be effective February 20, 2006, at the open of the O.T.C. Bulletin Board market, Eastern Time.

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

At the end of the year ended December 31, 2005 the Company had available cash in the amount of $1,211 and accounts receivables in the amount of $1,000. This cash will be used to fund operations until approximately end of June 30, 2006. During the fiscal year to end December 31, 2006, the Company may, nevertheless, need to seek additional funding in the form of equity or debt to meet unanticipated expenses.

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

Subsequent Event

On February 13, 2006, the Company's Board of Directors approved a private placement offering of the Company's restricted shares of Common Stock. The offering will commence on February 21, 2006, and will be a non-brokered, exempt private placement which will be open for a maximum of 90 days from the commencement date. The terms are as follows:

                  Minimum offering will be US$  100,000.00
                  Maximum offering will be US$2,000,000.00

This offering will be for units consisting of 1 share of restricted Common Stock and 1 warrant to purchase 1 share of restricted Common Stock, at a purchase price of $0.25 per unit, and the warrant will be exercisable for 2 years at $0.30 per share.

If the maximum offering is sold ($2,000,000.00), there will be an additional 8,000,000 shares of restricted Common Stock issued and outstanding, and if all of the warrants are exercised, there will be an additional 8,000,000 shares of restricted Common Stock issued and outstanding, for a total of 16,000,000 additional shares, assuming all of the units are sold and all warrants are exercised, of which there can be no assurance.

As of this date, the Company has sold securities under this proposal raising $230,000. There is no agreement or arrangement under which any equity securities are to be sold.

ITEM 7. FINANCIAL STATEMENTS


                             BV PHARMACEUTICAL, INC.

                          (A Development Stage Company)

                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

                             (STATED IN US DOLLARS)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS                    AMISANO HANSON
                                                           CHARTERED ACCOUNTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders,
BV Pharmaceutical, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of BV Pharmaceutical, Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders' equity (deficiency) for each of the years then ended and for the period June 30, 2000 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of BV Pharmaceutical, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the years then ended and for the period June 30, 2000 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                            "Amisano Hanson"
February 28, 2006                                       Chartered Accountants



750 WEST PENDER STREET, SUITE 604                     TELEPHONE:  604-689-0188
VANCOUVER CANADA                                      FACSIMILE:  604-689-9773
V6C 2T7                                               E-MAIL:  amishan@telus.net



                             SEE ACCOMPANYING NOTES
                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                             (STATED IN US DOLLARS)


                                                     ASSETS                                  2005              2004
                                                     ------                                  ----              ----

Current
   Cash                                                                                $          1,211  $         24,964
   Accounts receivable                                                                            1,000             2,000
                                                                                       ----------------  ----------------

                                                                                       $          2,211  $         26,694
                                                                                       ================  ================

                                                       LIABILITIES

Current
   Accounts payable and accrued liabilities                                            $          8,435  $         8,517
   Unearned revenue                                                                               7,500                -
   Current portion of convertible debentures - Note 3                                                 -           50,000
                                                                                       ----------------  ---------------

                                                                                                 15,935           58,517
Convertible debentures - Note 3                                                                       -            4,792
                                                                                       ----------------  ---------------

                                                                                                 15,935           63,309
                                                                                       ----------------  ---------------

                                                 STOCKHOLDERS' DEFICIENCY

Capital stock - Notes 3, 4 and 7 Authorized:
      75,000,000 common stock, $0.001 par value
   Issued:
      151,065,824 common shares (2004:149,920,400)                                              151,066           149,920
Additional paid-in capital                                                                        6,180           (49,945)
Deficit accumulated during the development stage                                               (170,970)         (136,320)
                                                                                       ----------------  ----------------

                                                                                                (13,724)          (36,345)
                                                                                       ----------------  ----------------

                                                                                       $          2,211  $         26,964
                                                                                       ================  ================


Nature and Continuance of Operations - Note 1
Subsequent Events - Notes 4 and 7



                             SEE ACCOMPANYING NOTES



                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                        for the years ended December 31,
               2005 and 2004 and for the period from June 30, 2000
                    (Date of Inception) to December 31, 2005
                             (STATED IN US DOLLARS)


                                                                                                                 June 30, 2000
                                                                                                                   (Date of
                                                                                      Years ended                Inception) to
                                                                                     December 31,                December 31,
                                                                                2005              2004               2005
                                                                                ----              ----               ----

Revenue
   License fees                                                           $              -  $        14,000    $        24,000
   Other income                                                                        480            1,258              1,738
                                                                          ----------------  ---------------    ---------------

                                                                                       480           15,258             25,738
                                                                          ----------------  ---------------    ---------------

Administrative expenses
   Advertising and promotion                                                             -                -              1,001
   Bad debt                                                                          1,000                -              1,000
   Consulting fees                                                                     425            9,400             48,497
   Filing fees                                                                       7,704            4,426             12,455
   Interest and bank charges                                                         2,609            5,005              7,614
   Investor relations                                                                    -                -              9,996
   Marketing research and development                                                    -           10,000             10,000
   Office and miscellaneous                                                          5,727            5,044             12,873
   Professional fees                                                                17,392           16,786             40,638
   Rent                                                                                  -                -                505
   Intellectual property acquisition costs                                               -                -             50,000
   Website maintenance                                                                 273            1,050              2,129
                                                                          ----------------  ---------------    ---------------

                                                                                    35,130           51,711            196,708
                                                                          ----------------  ---------------    ---------------

Net loss for the period                                                   $        (34,650) $       (36,453)   $      (170,970)
                                                                          ================  ===============    ===============

Basic loss per share                                                      $          (0.00) $          (0.00)
                                                                          ================  ================

Weighted average number of
 shares outstanding - Notes 2 and 4                                            150,353,464      149,920,400
                                                                          ================  ===============




                             SEE ACCOMPANYING NOTES



                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
               2005 and 2004 and for the period from June 30, 2000
                    (Date of Inception) to December 31, 2005
                             (STATED IN US DOLLARS)


                                                                                                         June 30, 2000
                                                                                                           (Date of
                                                                              Years ended                Inception) to
                                                                              December 31,               December 31,
                                                                        2005              2004               2005
                                                                        ----              ----               ----

Cash Flows used in Operating Activities
   Net loss for the period                                         $      (34,650)  $       (36,453)   $      (170,970)
   Changes in non-cash working capital balances
    balances related to operations:
      Accounts receivable                                                   1,000            (2,000)            (1,000)
      Accounts payable and accrued liabilities                                (82)            4,917              8,435
      Unearned revenue                                                      7,500                 -              7,500
                                                                   --------------   ---------------    ---------------

                                                                          (26,232)          (33,536)          (156,035)
                                                                    -------------   ---------------    ---------------

Cash flows from Financing Activities
   Capital stock issued                                                         -                 -             99,975
   Convertible debentures                                                   2,479            54,792             57,271
                                                                   --------------   ---------------    ---------------

                                                                            2,479            54,792            157,246
                                                                   --------------   ---------------    ---------------

Increase (decrease) in cash during the period                             (23,753)           21,256              1,211

Cash, beginning of the period                                              24,964             3,708                  -
                                                                   --------------   ---------------    ---------------

Cash, end of the period                                            $        1,211   $        24,964    $         1,211
                                                                   ==============   ===============    ===============

Non-cash Transaction - Note 8


                             SEE ACCOMPANYING NOTES





                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 (DEFICIENCY) for the period June 30, 2000 (Date
                       of Inception) to December 31, 2005
                             (STATED IN US DOLLARS)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                      Additional       During the
                                                             Common Stock               Paid-in        Development
                                                       * SHARES      ** PAR VALUE       CAPITAL           STAGE          TOTAL
                                                         ------         ---------       -------           -----          -----

Capital stock subscribed pursuant to an
 offering memorandum for cash
                                    - at $0.0000002     122,172,000 $      122,172  $     (121,968) $            -   $        204
                                                     -------------- --------------  --------------  --------------   ------------

Balance, December 31, 2000                             122,172,000         122,172        (121,968)              -            204

Capital stock issued pursuant to a private
 placement                             - at $0.0025     27,108,400          27,108          40,663               -         67,771
                                      - at $0.05           160,000             160           7,840               -          8,000
Net loss for the year                                             -              -               -         (69,885)       (69,885)
                                                     -------------- --------------  --------------   -------------   ------------

Balance, December 31, 2001                              149,440,400        149,440         (73,465)        (69,885)         6,090
Capital stock issued pursuant to a private
 placement                            - at $0.05            480,000            480          23,520               -         24,000
Net loss for the year                                             -              -               -         (30,090)       (30,090)
                                                     -------------- --------------  --------------   -------------   ------------

Balance, December 31, 2002                              144,920,400        149,920         (49,945)        (99,975)             -
Net income for the year                                           -              -               -             108            108
                                                     -------------- --------------  --------------  --------------   ------------

Balance, December 31, 2003                              149,920,400        149,920         (49,945)        (99,867)           108
Net loss for the period                                           -              -               -         (36,453)       (36,453)
                                                     -------------- --------------  --------------   -------------   ------------

Balance, December 31, 2004                              149,920,400        149,920         (49,945)       (136,320)       (36,345)
Capital stock issued pursuant to conversion of
 convertible debentures               - at $0.05          1,145,424          1,146          56,125               -         57,271
Net loss for the period                                           -              -               -         (34,650)       (34,650)
                                                     -------------- --------------  --------------   -------------   ------------

Balance, December 31, 2005                              151,065,824 $      151,066  $        6,180  $     (170,970)  $    (13,724)
                                                     ============== ==============  ==============  ==============   ============


* The common stock issued has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share, effective on January 5, 2001, and a forward split of 4 new shares for one old share, effective February 20, 2006 (Note 4).

** The par value of common stock has been retroactively restated to reflect a change from no par value to a par value of $0.001


                             SEE ACCOMPANYING NOTES

                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                           December 31, 2005 and 2004
                             (Stated in US Dollars)
                                   (UNAUDITED)


Note 1        NATURE AND CONTINUANCE OF OPERATIONS

              The Company was incorporated as All Printer Supplies.com in the State of Nevada, U.S.A. on June 30, 2000. On April 17, 2003, the Company changed it name to BV Pharmaceutical, Inc.

              BV Pharmaceutical, Inc. is a DNA Profile Bank whose core business is to provide interested parties services, information and resources dealing with the collection, analysis, protection and banking of one's personal and unique DNA profile. The company's business has not yet developed significant revenue and consequently is considered to be a development stage company (Note
              2).

              The Company intends to license the process for collection of DNA samples to marketing agents on a geographical basis in order to build revenue streams.

              These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2005, the Company had not yet achieved profitable operations, has accumulated losses of $170,970 since its inception, has a working capital deficiency of $13,724 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

              The Company plans to obtain additional financing by the sale of its common stock through a private placement (Note 7). The Company's services require further development and there can be no assurance that it will be successful in selling its services. During the subsequent year, the cost of developing services for sale is likely to exceed their sale proceeds.

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

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)
              ------------------------------------------

              The financial  statements  have,  in  management's  opinion,  been
              properly   prepared   within  the  framework  of  the  significant
              accounting policies summarized below:

              DEVELOPMENT STAGE

              The Company is currently a development stage company as defined under Statement of Financial Accounting Standards ("SFAS") No. 7. As required for development stage enterprises, the statements of operations and cash flows include a total of all expenditures from inception, June 30, 2000 to December 31, 2005.

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

Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)
              ------------------------------------------

              BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

              The Company reports basic earnings (loss) per share in accordance with the SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share includes the potentially dilutive effect of outstanding common stock options which are convertible into common shares. The weighted average number of shares outstanding during the periods has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share, effective on January 5, 2001, and a forward split of 4 new shares for one old share, effective February 20, 2006 (Note 4).

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

              REVENUE RECOGNITION POLICY

              The Company receives revenues consisting of DNA test kit sales and license fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured.

              WEBSITE MAINTENANCE

              Website maintenance costs are expensed as incurred.

              NEW ACCOUNTING STANDARDS

              Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3        CONVERTIBLE DEBENTURES

              On January 15, 2004 the Company issued two convertible debentures in the principal amount of $25,000 each, bearing interest at 10% per annum and secured by the general credit of the Company. These debentures were convertible into common shares of the Company on the basis of $0.20 per common share for each $1 of principal and interest accrued thereon, at the option of the debenture holder, up to January 15, 2006. During the year ended December 31, 2005, all of the outstanding principal and interest were converted into common shares of the Company at the prescribed price.

                                                      2005             2004
                                                      ----             ----
                                                  $           -  $      54,792

            Less: current portion                             -        (50,000)
                                                  -------------  -------------

                                                  $           -  $       4,792
                                                  =============  =============

Note 4        CAPITAL STOCK - Notes 3 and 7
              -------------

              Effective on January 5, 2001, the Company forward split its issued common stock on the basis of 1,500 new for one old.

              On May 25, 2004, the Company amended its authorized capital stock to 75,000,000 common shares with a par value of $0.001 per share. The number of authorized shares and the par value per share as referred to in these financial statements has been restated wherever applicable to give retroactive effect to this amendment.

              On February 10, 2006, the Company repurchased a total of 29,000,000 pre-forward split (116,000,000 post-forward split) common shares from the President of the Company by the issuance of a promissory note for $29,000. The promissory note bears interest at 8% per annum and is due August 10, 2006.

              Effective on February 20, 2006, the Company forward split its issued common stock on the basis of four new for one old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock splits. There was no effect on the Company's authorized share capital.

              The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission's Staff Accounting Bulletin, Topic 4c. In actuality, the forward stock split, of four for one is effective after the Company's repurchase of 29,000,000 pre-forward split (116,000,000 post-forward split common shares). Consequently, the number of shares actually issued immediately prior to the split was 8,766,456 pre-forward split common shares (35,065,824 post-forward split common shares). The actual number of common shares, both pre-forward split and post-forward split, are less than the number of common shares authorized of 75,000,000.

Note 5        FUTURE INCOME TAXES

              Future income tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are more likely-than-not to be realized.

              Significant components of the Company's future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

                                                         2005          2004
                                                         ----          ----

              Future income tax assets
               Net tax losses carried forward      $    49,928    $      36,415
              Less: valuation allowance                (49,928)         (36,415)
                                                   -----------    -------------
                                                   $         -    $           -
                                                   ===========    =============

              The Company recorded a valuation allowance against its future income tax assets based on the extent to which it is more likely than not that sufficient taxable income will be realized during the carryforward periods to utilize all the future income tax assets.

Note 6        INCOME TAXES

              No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2005 the Company has net operating loss carryforwards, which expire commencing in 2022, totalling approximately $170,970, the benefit of which has not been recorded in the financial statements.

Note 7        SUBSEQUENT EVENTS - Note 4
              -----------------

              On February 13, 2006, the Company approved a private placement offering of up to 8,000,000 units at $0.25 per unit for proceeds of $2,000,000. Each unit will consist of one post-forward split common share and one stock purchase warrant exercisable into one post-forward split common share at $0.30 per share for two years.

Note 8        NON-CASH TRANSACTION

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the year ended December 31, 2005, the Company issued 1,145,424 common shares at $0.05 per share pursuant to the conversion of the convertible debenture of $57,271.

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

Our officers and directors will devote their time to the business on an "as-needed" basis. Information as to the directors and executive officers is as follows:

Name                              Age     Position

Art Bandenieks
2876 - 252nd Street               49      President, CEO, Secretary and
Aldergrove, B.C.  V4W 2R2                 Director

Lee Southern
2020 Bellevue Ave                 61      Treasurer, CFO and Director
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

Subsequent Event

On February 10, 2006, Art Bandenieks resigned as a Director and as President and Secretary of the Company. G. Leigh Lyons has been appointed to serve as Director, President and Secretary of the Company until the next annual meeting of shareholders.

Mr. Lyons has over 22 years experience in the domestic and international oil and gas sector, specializing in general management, corporate governance, strategic planning, acquisitions and project management. He recently founded Sound Energy Advisors LLC a consulting company dedicated to providing corporate management and governance services to start-up and emerging energy companies. Mr. Lyons is the President and director of Digital Ecosytems Corp. (OTC BB: DGEO) and Benem Ventures Inc. (BNM.H: NEX Exchange).

From 2000 to 2005, Mr. Lyons was Chief Operating Officer and Project Director for Gas TransBoliviano S.A., a Shell/Enron controlled gas transmission company headquartered in Bolivia. Other positions held by Mr. Lyons include, President and Director of Can West Exploration Inc., a junior exploration company operating in Colombia, Vice President of Exploration and Production for Compania General de Combustibles S.A. in Buenos Aires, and Vice President of Corporate Development for Global Natural Resources Inc. in Houston.

Mr. Lyons received his Bachelor of Arts in Earth Science from the University of California, Santa Cruz in 1984 and is an Alumnus of the Harvard Business School having completed the Advanced Management Program in 2004.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known to BV Pharmaceutical, Inc., to be a beneficial owner of five percent (5%) or more of our common stock, by our directors individually, and by all of our directors and executive officers as a group, as of December 31, 2005. Each person will have sole voting and investment power with respect to the shares shown.


                     SECURITY OWNERSHIP OF BENEFICIAL OWNERS


TITLE OF CLASS    NAME OF OWNER                SHARES BENEFICIALLY    PERCENTAGE
                                                      OWNED           OWNERSHIP

    Common        Art Bandenieks                    30,453,000           81%
                  2876 - 252 Street
                  Aldergrove, B.C.  V4W 2R2

All the shares listed above were acquired by Mr. Bandenieks in December 2000 and are restricted pursuant to Rule 144.

Subsequent Event

On February 10, 2006, the Company repurchased from Art Bandenieks a total of 29,000,000 shares of his restricted Common Stock in consideration of the payment of UD$29,000.00. The shares will be retired to the treasury. The Company has issued a promissory note to pay the $29,000.00 within 6 months, and bears 8% interest until paid in full. There are no provisions for acceleration.

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

All Officers and Directors as a Group 30,543,000 Direct 81% (Approx.) (1 Individual).

Subsequent Event

On February 10, 2006, the Company repurchased from Art Bandenieks a total of 29,000,000 shares of his restricted Common Stock in consideration of the payment of UD$29,000.00. The shares will be retired to the treasury. The Company has issued a promissory note to pay the $29,000.00 within 6 months, and bears 8% interest until paid in full. There are no provisions for acceleration.

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

Subsequent Event

On February 10, 2006, the Company repurchased from Art Bandenieks a total of 29,000,000 shares of his restricted Common Stock in consideration of the payment of UD$29,000.00. The shares will be retired to the treasury. The Company has issued a promissory note to pay the $29,000.00 within 6 months, and bears 8% interest until paid in full. There are no provisions for acceleration.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

a) All required exhibits, including the Company's Articles of Incorporation, and Bylaws, are attached to the Company's Form SB-2, filed on March 19, 2004. All previously filed exhibits are incorporated herein by reference.

b) Reports on Form 8-K: No reports were on filed on Form 8K during the quarter ended December 31, 2005.

Subsequent Event

On February 17, 2006, the Company filed a Form 8-K.

EXHIBIT NO.       DOCUMENT DESCRIPTION


     3.1 Articles of Incorporation and any Amendments-Incorporated by reference to the Form 10-KSB, filed on March 19, 2004 with form SB-2.

     3.2 Bylaws- Incorporated by reference to the Form 10-KSB, filed on March 19, 2004 with form SB-2.

     31.1 Certifications by G. Leigh Lyons, Chief Executive Officer required by Rule 13a-14(a)

     31.2 Certification by Lee Southern, Chief Financial Officer required by Rule 13a-14(a)

     32.1 Certification by G. Leigh Lyons pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification by Lee Southern pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     In accordance with the requirements of the Securities Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  MARCH 27, 2005             BV PHARMACEUTICAL, INC.



                                  By: /s/ G. LEIGH LYONS
                                  ______________________
                                  G. Leigh Lyons,
                                  President and Director