Form 10QSB
period 2006-03-31
RADIAL ENERGY, INC.
filed 2006-05-19
CIK 1282496

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED March 31, 2006


                             COMMISSION FILE NUMBER:


                               RADIAL ENERGY INC.
             ______________________________________________________
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


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


                    1313 East Maple St., Bellingham WA 98225
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


                                Tel: 360-685-4200
                _________________________________________________
                Registrants telephone number, including area code


                             BV Pharmaceutical, Inc.
                 ______________________________________________
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes /X/    No /  /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At March 31, 2006, and as of the date hereof, there were outstanding 35,065,824 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

ITEM  1      FINANCIAL STATEMENTS                                         4

ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
             FINANCIAL CONDITION                                         11

PART II      OTHER INFORMATION                                           18

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                            18

ITEM 7       SIGNATURES                                                  19

ITEM  1      FINANCIAL STATEMENTS






                               RADIAL ENERGY INC.
                       (FORMERLY BV PHARMACEUTICAL, INC.)

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                             (Stated in US Dollars)



                                   (Unaudited)



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2006 and December 31, 2005
                                   (Unaudited)
                             (Stated in US Dollars)




                                                                     March 31         December 31
                                                                       2006              2005
                                                                     _________        ___________
                                     ASSETS

Current
   Cash                                                              $ 191,244         $   1,211
   Accounts receivable                                                       -             1,000
   Prepaid expenses                                                     10,011                 -
                                                                     _________         _________

                                                                     $ 201,255         $   2,211
                                                                     =========         =========

                                   LIABILITIES

Current
   Accounts payable and accrued liabilities                          $  17,481         $   8,435
   Unearned revenue                                                          -             7,500
                                                                     _________         _________

                                                                        17,481            15,935
                                                                     _________         _________

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 3
   Authorized:
      75,000,000 common stock, $0.001 par value
   Issued:
      35,065,824 common stock (December 31, 2005: 151,065,824)          35,066           151,066
Additional paid-in capital                                              93,180             6,180
Shares subscribed                                                      350,000                 -
Subscription receivable                                               (100,000)                -
Deficit accumulated during the development stage                      (194,472)         (170,970)
                                                                     _________         _________

                                                                       183,774           (13,724)
                                                                     _________         _________

                                                                     $ 201,255         $   2,211
                                                                     =========         =========




                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
               for the three-month period ended March 31, 2006 and
               2005 and for the period from June 30, 2000 (Date of
                          Inception) to March 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)


                                                                                               June 30, 2000
                                                                                                 (Date of
                                                                  Three months ended           Inception) to
                                                                      March 31,                  March 31,
                                                                2006             2005              2006
                                                             ___________     ____________      _____________

Revenue
    License fees                                             $         -   $            -        $  24,000
    Other income                                                   8,500              480           10,238
                                                             ___________     ____________        _________

                                                                   8,500              480           34,238
                                                             ___________     ____________        _________

Administrative expenses
    Advertising and promotion                                          -                -            1,001
    Bad debt                                                           -                -            1,000
    Consulting fees - Note 4                                      13,954                -           62,451
    Filing fees                                                    1,981            5,047           14,436
    Intellectual property acquisition costs                            -                -           50,000
    Interest and bank charges                                        473            1,288            8,087
    Investor relations                                            10,000                -           19,996
    Marketing research and development                                 -                -           10,000
    Office and miscellaneous                                       2,713            3,379           15,586
    Professional fees                                              6,868            5,222           47,506
    Rent                                                               -                -              505
    Travel                                                         5,420                -            5,420
    Website maintenance                                                -                -            2,129
                                                             ___________     ____________        _________

                                                                  41,409           14,936          238,117
                                                             ___________     ____________        _________

Loss before other item                                           (32,909)         (14,456)        (203,879)

Other item:
    Gain on note payable forgiven - Note 3                         9,407                -            9,407
                                                             ___________     ____________        _________

Net loss for the period                                      $   (23,502)  $      (14,456)  $     (194,472)
                                                             ===========     ============        =========

Basic loss per share                                         $     (0.00)  $        (0.00)
                                                             ===========     ============

Weighted average number of shares outstanding - Note 3        87,910,268      149,920,400
                                                             ===========     ============




                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
               for the three-month period ended March 31, 2006 and
               2005 and for the period from June 30, 2000 (Date of
                          Inception) to March 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                                            June 30, 2000
                                                                                                              (Date of
                                                                              Three months ended            Inception) to
                                                                                  March 31,                   March 31,
                                                                            2006              2005              2006
                                                                           ________          ________       _____________

Cash Flows used in Operating Activities
   Net loss for the period                                                 $(23,502)         $(14,456)        $(194,472)
   Deduct item not affecting cash:
      Gain on note payable forgiven                                          (9,407)                -            (9,407)
   Changes in non-cash working capital balances related to operations:
      Accounts receivable                                                     1,000                 -                 -
      Prepaid expenses                                                      (10,011)                -           (10,011)
      Accounts payable and accrued liabilities                                9,453               173            17,888
      Unearned revenue                                                       (7,500)                -                 -
                                                                           ________          ________         _________

                                                                            (39,967)          (14,283)         (196,002)
                                                                           ________          ________         _________

Cash flows from Financing Activities
   Capital stock issued                                                           -                 -            99,975
   Decrease in note payable                                                 (20,000)                -           (20,000)
   Convertible debentures                                                         -             1,233            57,271
   Shares subscribed                                                        250,000                 -           250,000
                                                                           ________          ________         _________

                                                                            230,000             1,233           387,246
                                                                           ________          ________         _________

Increase (decrease) in cash during the period                               190,033           (13,050)          191,244

Cash, beginning of the period                                                 1,211            24,964                 -
                                                                           ________          ________         _________

Cash, end of the period                                                    $191,244          $ 11,914         $ 191,244
                                                                           ========          ========         =========

Non-cash Transactions - Note 7




                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
               (DEFICIENCY) for the period June 30, 2000 (Date of
                          Inception) to March 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                                       Deficit
                                                                                                     Accumulated
                                                             Additional     Shares     Subs-         During the
                                       Common Stock           Paid-in       Subs-      cription      Development
                                  *Shares      **ParValue     Capital       cribed     receivable       Stage          Total
                                 ___________   __________    __________    ________    __________    ___________     _________

Capital stock subscribed
pursuant to an offering
memorandum for cash
              - at $0.0000002    122,172,000   $ 122,172     $(121,968)    $      -    $        -    $         -     $     204
                                 ___________   __________    _________     ________    __________    ___________     _________

Balance, December 31, 2000       122,172,000     122,172      (121,968)           -             -              -           204
Capital stock issued pursuant
to a private placement
               - at $0.0025       27,108,400      27,108        40,663            -             -              -        67,771
               - at $0.05            160,000         160         7,840            -             -              -         8,000
Net loss for the year                      -           -             -            -             -        (69,885)      (69,885)
                                 ___________   __________    _________     ________    __________    ___________     _________

Balance, December 31, 2001       149,440,400     149,440       (73,465)           -             -        (69,885)        6,090
Capital stock issued pursuant
to a private placement
               - at $0.05            480,000         480        23,520            -             -              -        24,000
Net loss for the year                      -           -             -            -             -        (30,090)      (30,090)
                                 ___________   __________    _________     ________    __________    ___________     _________

Balance, December 31, 2002       149,920,400     149,920       (49,945)           -             -        (99,975)            -
Net income for the year                    -           -             -            -             -            108           108
                                 ___________   __________    _________     ________    __________    ___________     _________

Balance, December 31, 2003       149,920,400     149,920       (49,945)           -             -        (99,867)          108
Net loss for the year                      -           -             -                          -        (36,453)      (36,453)
                                 ___________   __________    _________     ________    __________    ___________     _________

Balance, December 31, 2004       149,920,400     149,920       (49,945)           -             -       (136,320)      (36,345)
Capital stock issued pursuant
to conversion of convertible
debentures     - at $0.05          1,145,424       1,146        56,125            -             -              -        57,271
Net loss for the year                      -           -             -            -             -        (34,650)      (34,650)
                                 ___________   __________    _________     ________    __________    ___________     _________

Balance, December 31, 2005       151,065,824     151,066         6,180            -             -       (170,970)      (13,724)
Capital stock retired to the
treasury                        (116,000,000)   (116,000)       87,000            -             -              -       (29,000)
Shares subscribed                          -           -             -      350,000             -              -       350,000
Subscription receivable                    -           -             -            -      (100,000)             -      (100,000)
Net loss for the period                    -           -             -            -             -        (23,502)      (23,502)
                                 ___________   __________    _________     ________    __________    ___________     _________

Balance, March 31, 2006           35,065,824   $  35,066     $  93,180     $350,000    $ (100,000)   $  (194,472)    $ 183,774
                                 ===========   =========     =========     ========    ==========    ===========     =========

* The common stock issued has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share, effective on January 5, 2001, and a forward split of 4 new shares for one old share, effective February 20, 2006 (Note 3).

** The par value of common stock has been retroactively restated to reflect a change from no par value to a par value of $0.001 per share.


                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)
                             (Stated in US Dollars)


Note 1        INTERIM REPORTING

              The accompanying unaudited interim financial statements have been prepared by Radial Energy Inc. (the "Company") pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2005.

              The results of operations for the three months ended March 31, 2006 are not indicative of the results that may be expected for the full year.

Note 2        CONTINUANCE OF OPERATIONS

              These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $194,472 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company intends to obtain additional financing by the sale of its common stock through a private placement commenced on February 21, 2006 (Note 3).

Note 3        CAPITAL STOCK

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

              On February 10, 2006, the Company repurchased a total of 29,000,000 pre-forward split (116,000,000 post-forward split) common shares at $0.001 per share from the previous President of the Company by the issuance of a promissory note for $29,000 bearing interest at 8% per annum and due August 10, 2006. The Company repaid $20,000 of the promissory note on March 27, 2006, which was accepted as payment in full. Consequently the balance of the note and related interest was written off during the three months ended March 31, 2006.

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

              On February 10, 2006, the Company approved a private placement offering of up to 8,000,000 units at $0.25 per unit for maximum proceeds of $2,000,000. The minimum offering is $100,000. Each unit consists of one common share and one stock purchase warrant exercisable for two years into one common share at $0.30 per share. The private placement offering commenced on February 21, 2006 and at March 31, 2006, the Company had received shares subscriptions for $350,000. Of the $350,000 shares subscriptions, cash consideration totalling $250,000 had been received at March 31, 2006. Subsequent to March 31, 2006, the Company received additional share subscriptions for $1,000,000.

              On March 29, 2006, the officers of the Company approved a plan of merger between the Company and Radial Energy Inc. a wholly-owned inactive subsidiary of the Company incorporated in the State of Colorado on April 10, 2006 by the Company. Under the plan of merger, the shares of Radial Energy Inc. were cancelled and the shareholders of the Company received one share of the newly-merged company for every share of BV Pharmaceutical, Inc. held. The purpose of the merger was to facilitate a name change to Radial Energy Inc.

Note 4        RELATED PARTY TRANSACTION

              During the three months ended March 31, 2006, the Company incurred $9,000 (March 31, 2005: $Nil) in consulting fees charged by a former director of the Company.

Note 5        COMMITMENTS

              By an employment agreement dated March 10, 2006 with the President of the Company, and effective April 1, 2006, the Company will pay $180,000 per year plus annual bonuses as determined by the Board of Directors of the Company. In addition, the President will receive a $400 per month auto allowance, $800 per month insurance reimbursement and a minimum $1,000 per month for rental and administrative expenses to maintain an office. The Company may also issue stock options to the President as deemed appropriate by the Board of Directors. The term of the agreement is 3 years.

Note 6        SUBSEQUENT EVENTS - Note 3

              i) By a letter of intent dated April 19, 2006, the Company agreed to enter into a Joint Operating Agreement ("JOA") which was formalized on May 11, 2006, with Peruvian and American companies to acquire a 20% working interest and 18% revenue interest in an oil project located in Peru by the funding the acquisition of certain equipment to be used for drilling, testing and evaluation of the first well on the property in the amount of $1,650,000. Of the total, $900,000 is due upon the signing of the JOA (paid subsequent to March 31, 2006) and the remainder will be paid as costs are incurred on the well.

                  After the drilling of the first well is complete, the Company will have the option whether to proceed with the project by funding the drilling, testing and evaluation of another two wells on the property for an additional $1,650,000. Thereafter, the Company will have the option to pay for its 20% working interest share of the development and operation of the project.

                  In the event the Company and the transacting parties decide that the project is not feasible, the equipment acquired will be sold and the Company will be entitled to 67% of the proceeds.

                  The completion of a JOA is subject to certain due diligence procedures to be carried out by the transacting parties.

              ii)By a business consulting agreement dated April 1, 2006, the
                  Company will pay $10,000 per month for investor relations services for a term of two years.

Note 7        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the period ended March 31, 2006, the following transactions were excluded from the statement of cash flows:

              i) the Company repurchased 116,000,000 common shares by the issuance of a promissory note for $29,000.

              ii)the Company recorded shares subscription receivable of $100,000 pursuant to a share subscription agreement received.


ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

DESCRIPTION OF BUSINESS

Radial Energy Inc. (formerly BV Pharmaceutical, Inc.) (the "Company")is a Nevada corporation, which was originally formed on June 30, 2000 under the name of All Printer Supplies.com. As All Printer Supplies.com, the company sought a consulting opportunity for products and supplies to be offered on the internet, but the economy at the time, due the demise of many "dot com" companies and businesses, and the poor market conditions, was never able to launch its business. On April 17, 2003, the Company changed its name to BV Pharmaceutical, Inc. On March 29, 2006, the officers of the Company approved a plan of merger between the Company and Radial Energy Inc., a wholly owned inactive subsidiary of the Company incorporated by the Company in the State of Colorado on April 10, 2006, to facilitate the change of name to Radial Energy Inc. The Company was issued 100 shares of the subsidiary for a consideration of $1.00. The 100 shares were subsequently cancelled upon completion of the merger.

The Company's principal place of business is located at 1313 East Maple Street, Bellingham, Washington, USA, 98225. The Company was organized to engage in any lawful corporate business. The Company, has been in the developmental stage since inception and has a very limited operating history and limited revenues. The Company has a fully developed business plan, is operational and receiving revenue. The company has $194,472 in losses to date.

The Company has had limited start-up operations and is considered a development stage Company. The Company was originally capitalized at 100,000,000 shares of Common Stock, with no par value. On May 25, 2004 the amended Articles of Incorporation were filed with the state of Nevada to decrease the number of authorized capital stock to 75,000,000 common shares with $0.001 par value. By reducing the number of shares and establishing a par values for the shares, the Company's annual filing fee with the Nevada Secretary of State was reduced. The amendment was a cost-saving measure only. The only impact on the shareholders was a reduction of the total authorized shares. While this reduced the shares available for issuance, it also limited the possible dilution which could be suffered by the shareholders. The Company believes the amendment had no material impact on the Company, its operations, proposed operations or the rights of shareholders.

ORGANIZATION

The Company was incorporated in the State of Nevada on June 30, 2000, for the purpose of providing consulting services to businesses, and engaging in any other lawful activity.

PRINCIPAL PRODUCTS AND SERVICES

The Company is currently building a new website at www.radialenergyinc.com to reflect management's current strategic outlook and planned shift towards the energy sector. The Company has abandoned its previous web-site of www.yourcloneguard.com. The Company continues to provide information and services in the areas of personal DNA collection, analysis, profiling, banking and DNA profile database maintenance in addition to its seeking out interests in the energy sector.

The Company currently offers two services. The first being an in home self test DNA Profile Kit with banking (storage). The initial price for this service is currently US$120. The second service, performed by a professional, allows for the collection, analysis, profiling, banking, and DNA profile database maintenance. This service will assist the client in establishing a chain of custody. Through this service the Company will provide secure access to a client's personal DNA profile, with documented chain of custody established, should at some point in the future the need arise to provide evidence of prior ownership. The initial price for this service is currently US $280.

IN HOME SELF TEST DNA PROFILE KIT AND BANKING.

The Kit will contain buccal sample swabs, sample collection technique indicator, pre-paid return envelope, a collection seal, along with easy to follow step by step directions to take a sample.

The sample process of collection is simple, fast, and non-intrusive. Collection takes place by way of a home self-test kit, where a cotton swab (a buccal swab)is gently wiped across the inside of the Client's cheek. The swab, which contains your saliva and the DNA sample, is then labeled and mailed to the Company for banking (storage). The test process and results would not be considered suitable for use in a court of law. A certificate with the owner's name, reference and identification number and other information will be mailed back to the client.

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

DISTRIBUTION

We plan to deliver our services through licensing the service to third parties on a geographic basis; that is, we will grant licenses to persons or business entities to offer our services in certain, specific geographic areas, such as, the Province of Alberta, Canada. We have not yet established any specific geographic areas, and intend to do so only when we have a third party interested in obtaining a license for a specific area. We do not currently have any licenses or licensees, and have not been in contact with or negotiated with anyone for any such license. We have not conducted any market testing to determine the size of the market for our services.

On July 15, 2003, the Company entered into a license agreement with Mr. Matt Sutton whereby we granted him a non-exclusive license to market services relating to the collection of DNA samples and related data. The agreement is for a term of one (1) year, commencing August 15, 2003, and the license fee due under the agreement is US$2,000.00 per month. The agreement with Mr. Sutton has terminated and will not be renewed. Mr. Sutton made no sales of the Company's services. The license for Mr. Sutton was not renewed because he decided to pursue other business interests. We do not believe this lack of renewal will have any material impact on the Company. Since December 31, 2005, the Company has received orders, sold and received full payment for Seventy-four(74)of its In Home Self Test Kits. The most recent sale date for an In Home Self Test Kit was March, 2006. During the period ending March 31, 2006, the Company received payments of $8,500 for the sale in home test kits.

NEW PRODUCTS OR SERVICES

Other than the products and services described in this From 10-QSB, we currently have no new products or services announced or planned to be announced to the public.

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

Our main, existing and potential competitors for our proposed DNA testing, profiling and banking business are any business in the pharmaceutical business or distribution of pharmaceutical products business. Some of the primary DNA service and information providers and competitors are: DNA Testing Centre, Inc.
- www.dnatestingcentre.com, GeneTree DNA Testing Center - www.genetree.com, Metaphase Genetics - www.metaphasegenetics.com, and Genex Diagnostics SwabTest - www.swabtest.com, and DNA Diagnostic Center - www.dnacenter.com.

OUR COMPETITIVE POSITION

We believe competition takes place on many levels, including pricing, convenience in obtaining information, specialization, and breadth of services offered. We intend to serve as a content aggregator for DNA-related information and provide what we believe is an unbiased comprehensive information source, as well as marketplace and facilitator for DNA-related information.

Our objective is to provide a service that helps the consumer cut through the often perceived clutter, confusion and noise of the marketplace and help them confidentially and quickly bring each person to a point where they can make an informed decision if the services offered are appropriate for them.

By offering a specialized DNA storage and information service, we will be targeting those consumers who are looking to establish their DNA profile and banking of that profile. We believe that consumers will pay for a service that is specialized, unbiased and comprehensive and one that helps them cut through the perceived clutter, confusion and noise of the marketplace and help them confidentially and quickly make an informed decision if the DNA testing and profiling services offered are appropriate for them.

SOURCES AND AVAILABILITY OF RAW MATERIALS

As of the date of this quarterly report, we have established initial contact with DNA sample kit suppliers and DNA testing facilities. We have not entered into any arrangement or agreements to date.

CUSTOMER BASE

From December 31, 2005 to March 31, 2006, the Company has received orders, amounting to $8,500 in sales revenue, for its In Home Self Test Kit. We have received payment in full for the orders. We do not anticipate we will depend on one or a few major customers. There can be no assurance that this assumption is correct.

Our intended principal market of customers is expected to be the people who are aware of the problem with identity theft, those with concerns about the health and health risk factors of their relatives and unborn children and those wishing to preserve their DNA profile in a data bank for future uses. We have not performed any marketing studies to assess whether a potential market exists for our proposed services, but we believe that there is such a market based on the existence of other data banks and the number of articles about DNA storage and identity theft management as seen in the media. We do not intend to perform any marketing studies prior to beginning operations. Based on the costs of similar services, we believe we can sustain a market for our services.

INTELLECTUAL PROPERTY

We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interests.

GOVERNMENTAL REGULATION ISSUES

We are not now affected by direct government regulation. Based on our research, we do not believe the products and services we intend to offer require approval from the Food and Drug Administration.

ENVIRONMENTAL LAW COMPLIANCE

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

EMPLOYEES

The Company does not have any employees.

REPORTS TO SECURITY HOLDERS

As of February 11, 2005, the Company became effective and is a reporting company under the requirements of the Exchange Act and will file quarterly, annual and other reports with the Securities and Exchange Commission. Our annual report will contain the required audited financial statements. We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.

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

PLAN OF OPERATIONS

The discussion contained in this quarterly report contains "FORWARD-LOOKING STATEMENTS" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "BELIEVES," "EXPECTS," "MAY," "SHOULD" or "ANTICIPATES" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this quarterly report are applicable to all related forward-looking statements wherever they appear in this quarterly report. Our actual results could differ materially from those discussed in this quarterly report.

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

At March 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $194,472 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company has cash on hand in the amount of $191,244, which it currently intends to use in furtherance of its proposed entry into the oil and gas business. The Company has not yet determined the amount of funds it may allocate to its DNA test kit business.

The plan of the Company is to obtain additional financing by the sale of its common stock through a private placement which commenced on February 21, 2006. The Company approved a private placement offering of up to 8,000,000 units at $0.25 per unit for proceeds of $2,000,000. The minimum offering is $100,000. Each unit consists of one common share and one stock purchase warrant exercisable for two years into one common share at $0.30 per share. In March 2006, the Company received share subscriptions for $350,000. Of the $350,000 share subscriptions, cash consideration totalling $250,000 was received during March 2006. There is no assurance we will be able to raise additional funds or that we will be able to raise sufficient capital to pursue proposed operations in the oil and gas business.

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

We do not anticipate any significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

SUBSEQUENT EVENTS

In May, 2006, the Company received share subscriptions for $1,000,000 for which full cash consideration of $1,000,000 was received. The subscriptions are part of the private placement which commenced on February 21, 2006. The Company approved the private placement offering of up to 8,000,000 units at $0.25 per unit for proceeds of $2,000,000. The minimum offering is $100,000. Each unit consists of one common share and one stock purchase warrant exercisable for two years into one common share at $0.30 per share.

On April 19, 2006, the Company entered into a Letter of Intent and thereafter on May 11, 2006, into a Joint Operating Agreement (collectively the "Agreement") with Zeigler-Peru, Inc. to form a joint venture for an oil drilling project in Peru. Pursuant to the terms of the Agreement, the Company will obtain a 20% working interest, and 18% revenue interest, in the Peruvian Huaya Anticline Project, Block 100, oil prospect located near the analogous Maquia Field.

As consideration for this interest, which is only for one well, the Company will pay US$1,650,000. On May 12, 2006, US$900,000 of the US$1,650,000 consideration was paid.

Pursuant to the Agreement, upon completion and review of the drilling results of the first well, the Company will have the option to participate in the drilling of two additional wells. Should the Company opt to participate in the drilling of the two additional wells, the Company will pay a further US$1,650,000.

Upon the completion of the drilling of well three, the Company will own a pro-rata percentage of the drilling rig and related equipment. In the event the joint venture is abandoned after drilling well three, the drilling rig and related equipment will be sold for a reasonable amount and the Company will receive 67% of the proceeds of sale.

After completion of the drilling and review of well three results, the Company will have the option to participate in the drilling of additional wells, at a cost of 20% of the development and operation costs of the new wells.

The Company will be a minority investor only in the project, and will not be the operator.

Management believes the prospect is a low-risk opportunity to discover and develop a field with production potential, but there can be no assurance the prospect will achieve such potential.

It is anticipated that the first well will be drilled by the end of the 3rd quarter of 2006, with production anticipated by year end.

The project encompasses a structural closure of 534 acres, with the potential for 41 well locations. The Company believes there is currently an established oil market offering international prices and an existing transportation network with refineries nearby.

The Company contracted Gustavson and Associates of Boulder, Colorado, to perform a reserve assessment which has reported favorable information.

There are no material relationships between the registrant or its affiliates and any of the parties, other than in respect of the agreement.

The Company will seek to obtain the remaining funds necessary to perform under the terms of the Agreement (US$1,650,000) through the private placement it commenced on February 21, 2006.

DESCRIPTION OF PROPERTY

We do not own any real property at this time, and we conduct our business from an office at the offices of our President, rent-free at this time.

The Company intends to lease space in the near future and will attempt to secure space can on commercially reasonable terms and without undue operational disruption.

PART II       OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

There was a report on Form 8-K filed on February 17, 2006. In a subsequent material event, on April 21, 2006, the Company filed a report on Form 8-K.

The following exhibits are filed with this report:

      31.1 Certification of Chief Executive Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002
      31.2 Certification of Chief Financial Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002
      32.1 Certification of Chief Executive Officer pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002
      32.2 Certification of Chief Financial Officer pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002

ITEM 7. SIGNATURES


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   RADIAL ENERGY INC.
                                   (formerly BV Pharmaceutical, Inc.)



DATE: May 18, 2006                 /s/ G. LEIGH LYONS
                                   __________________________
                                       G. Leigh Lyons
                                       President and Director