Form 10QSB
period 2006-06-30
RADIAL ENERGY, INC.
filed 2006-08-17
CIK 1282496

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           -----------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


                        COMMISSION FILE NUMBER 333-113726


                               RADIAL ENERGY INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)


                NEVADA                                  72-1580091
                ------                                  ----------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)


          1313 EAST MAPLE ST., SUITE 223, BELLINGHAM, WASHINGTON 98225
          ------------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (360) 685-4240
                                               --------------

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                               Yes  |X|  No  |_|

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                               Yes  |_|  No  |X|

          State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 10, 2006, 44,565,824 shares of common stock were issued and outstanding.




================================================================================




                               RADIAL ENERGY INC.
                                TABLE OF CONTENTS

 PART I.   FINANCIAL INFORMATION


            Item 1.   Financial Statements

                      Balance Sheets as of June 30, 2006, and December 31, 2005 (Unaudited)........              1

                      Interim Statement of Operations for the three months and six months ended June 30,
                   2006 and 2005 and for the period from June 30, 2000 (date of incorporation) to June
                   30, 2006 (Unaudited)...................................................................       2

                      Interim Statement of Cash Flows for the six months ended
                   June 30, 2006 and 2005 and for the period from June 30, 2000
                   (date of incorporation) to June 30, 2006 (Unaudited)...................................       3

                      Interim Statement of Stockholders' Equity (Deficiency) for the period June 30, 2000
                   (Date of Inception) to June 30, 2006 (Stated in US Dollars) (Unaudited..............          4

                      Notes to Financial Statements (Unaudited)...........................................       6


            Item 2.   Management's Plan of Operation......................................................      12

            Item 3.   Controls and Procedures.............................................................      22


 PART II.   OTHER INFORMATION

            Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........................      23

            Item 5.   Other Information...................................................................      23

            Item 6.   Exhibits............................................................................      26


 SIGNATURES...............................................................................................      28

 EXHIBIT INDEX ...........................................................................................      29



================================================================================

                         PART I.--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               RADIAL ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       JUNE 30, 2006 AND DECEMBER 31, 2005
                                   (UNAUDITED)

                                                     ASSETS                             June 30         December 31
                                                     ------                               2006              2005
                                                                                          ----              ----

Current
   Cash                                                                             $        55,259   $         1,211
   Prepaid expenses                                                                          39,535                 -
   Current assets of discontinued operations - Note 11                                            -             1,000
                                                                                    ---------------   ---------------

                                                                                             94,794             2,211
Equipment - Note 4                                                                            1,015                 -
Oil and gas properties - Note 5                                                           2,144,814                 -
                                                                                    ---------------   ---------------

                                                                                    $     2,240,623   $         2,211
                                                                                    ===============   ===============

LIABILITIES

Current
   Accounts payable and accrued liabilities - Note 5                                $       773,778   $         8,435
   Due to related parties - Notes 7 and 8                                                 1,219,600                 -
   Current liabilities of discontinued operations - Note 11                                       -             7,500
                                                                                    ---------------   ---------------

                                                                                          1,993,378            15,935
                                                                                    ---------------   ---------------

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 6
   Authorized:
           75,000,000  common stock, $0.001 par value
   Issued:
           35,065,824  common stock (December 31, 2005: 151,065,824)                         35,066           151,066
Additional paid-in capital                                                                   93,180             6,180
Share subscribed - Note 6                                                                 1,710,000                 -
Deficit accumulated during the development stage                                         (1,591,001)         (170,970)
                                                                                    ---------------   ---------------

                                                                                            247,245           (13,724)
                                                                                    ---------------   ---------------

                                                                                    $     2,240,623   $         2,211
                                                                                    ===============   ===============



                             SEE ACCOMPANYING NOTES
                                                                               1
================================================================================


                               RADIAL ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         INTERIM STATEMENT OF OPERATIONS
                         FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006
                  AND 2005 AND FOR THE PERIOD FROM JUNE 30, 2000 (DATE OF
                  INCORPORATION) TO JUNE 30, 2006
                                   (UNAUDITED)

                                                                                                                     June 30, 2000
                                                                                                                        (Date of
                                                           Three months ended                Six months ended        Inception) to
                                                                 June 30                          June 30               June 30,
                                                          2006             2005            2006            2005           2006
                                                          ----             ----            ----            ----           ----

Administrative expenses
    Administration fees                              $       8,500    $           -   $        8,500  $           -   $       8,500
    Advertising and promotion                                    -                -                -              -           1,001
    Consulting fees - Note 7                                15,564                -           29,518              -          78,015
    Executive compensation and benefits - Note 7         1,259,800                -        1,259,800              -       1,259,800
    Filing fees                                              1,990            1,566            3,971          6,613          16,426
    Interest and bank charges                                  914            1,276            1,388          2,564           9,001
    Investor relations                                      31,657                -           41,657              -          51,653
    Marketing management services                           29,150                -           29,150              -          29,150
    Office and miscellaneous                                 1,969            1,146            4,219          3,425          17,555
    Professional fees                                       18,544            2,388           25,412          7,610          66,050
    Rent                                                     3,321                -            3,321              -           3,826
    Transfer agent fees                                      2,595              481            3,057          1,581           2,595
    Travel and related costs                                10,431                -           15,852              -          15,851
    Website maintenance                                     12,094              273           12,094            273          14,223
                                                     -------------    -------------   --------------  -------------  --------------

Loss before other items                                 (1,396,529)          (7,130)      (1,437,938)       (22,066)     (1,573,646)

Other items:
    Other income                                                 -                -                -              -              58
    Gain on note payable forgiven - Note 6                       -                -            9,407              -           9,407
                                                     -------------    -------------   --------------  -------------  --------------

Net loss from continuing operations                     (1,396,529)          (7,130)      (1,428,531)       (22,066)     (1,564,181)

Income (loss) from discontinued operations
 - Note 11                                                       -                -            8,500            480         (26,820)
                                                     -------------    -------------   --------------  -------------  --------------

Net loss for the period                              $  (1,396,529)   $      (7,130)  $   (1,420,031) $     (21,586) $   (1,591,001)
                                                     =============    =============   ==============  =============  ==============

Basic loss per share from continuing operations      $        (0.04)  $       (0.00)  $        (0.02) $       (0.00)
                                                     ==============   =============   ==============  =============

Basic income per share from discontinued
 operations                                          $           -    $           -   $        0.00   $        0.00
                                                     =============    =============   =============   =============

Weighted average number of shares outstanding
 - Note 6                                               35,065,824      149,920,400       60,701,183    149,920,400
                                                     =============    =============   ==============  =============

                             SEE ACCOMPANYING NOTES
                                                                               2
================================================================================


                               RADIAL ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         INTERIM STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND
               2005 AND FOR THE PERIOD FROM JUNE 30, 2000 (DATE OF
                         INCORPORATION) TO JUNE 30, 2006
                                   (UNAUDITED)

                                                                                                         June 30, 2000
                                                                                                           (Date of
                                                                             Six months ended            Inception) to
                                                                                 June 30,                   June 30,
                                                                           2006             2005              2006
                                                                           ----             ----              ----

Cash Flows used in Operating Activities
   Net loss from continuing operations                              $   (1,428,531)   $      (22,066)  $   (1,564,181)
   Deduct item not affecting cash:
      Gain on note payable forgiven                                         (9,407)                -           (9,407)
   Changes in non-cash working capital balances
    related to operations:
      Prepaid expenses                                                     (39,535)                -          (39,535)
      Accounts payable and accrued liabilities                             765,750            (3,262)         774,185
                                                                    --------------    --------------    -------------

                                                                          (711,723)          (25,328)        (838,938)
                                                                    --------------    --------------    -------------

Cash Flows used in Investing Activities
   Acquisition of equipment                                                 (1,015)                -           (1,015)
   Oil and gas properties                                               (2,144,814)                -       (2,144,814)
                                                                    --------------    --------------   --------------

                                                                        (2,145,829)                -       (2,145,829)
                                                                    --------------    --------------   --------------

Cash Flows from Financing Activities
   Increase in due to related parties                                    1,219,600                 -        1,219,600
   Capital stock issued                                                          -                 -           99,975
   Share subscribed                                                      1,710,000                 -        1,710,000
   Decrease in note payable                                                (20,000)                -          (20,000)
   Convertible debentures                                                        -             2,479           57,271
                                                                    --------------    --------------   --------------

                                                                         2,909,600             2,479        3,066,846
                                                                    --------------    --------------   --------------

Increase (decrease) in cash from continuing operations                      52,048           (22,849)          82,079

Increase (decrease) in cash from discontinued operations
 - Note 11                                                                   2,000             7,980          (26,820)
                                                                     -------------    --------------    -------------

Increase (decrease) in cash during the period                               54,048           (14,869)          55,259

Cash, beginning of the period                                                1,211            24,964                -
                                                                    --------------    --------------   --------------

Cash, end of the period                                             $       55,259    $       10,095   $       55,259
                                                                    ==============    ==============   ==============

                             SEE ACCOMPANYING NOTES
                                                                               3
================================================================================


                               RADIAL ENERGY INC.
                       (FORMERLY BV PHARMACEUTICAL, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        FOR THE PERIOD JUNE 30, 2000 (DATE OF INCEPTION) TO JUNE 30, 2006
                             (STATED IN US DOLLARS)
                                   (UNAUDITED)

                                                                                                             DEFICIT
                                                                                                           ACCUMULATED
                                                                                  ADDITIONAL                DURING THE
                                                            COMMON STOCK            PAID-IN       SHARE    DEVELOPMENT
                                                      *SHARES      **PARVALUE       CAPITAL    SUBSCRIBED     STAGE       TOTAL
                                                       ------        --------       -------    ----------     -----       -----

Capital stock subscribed pursuant to an
 offering memorandum for cash
                              - at $0.0000002         122,172,000  $  122,172   $    (121,968)  $     -   $        -    $     204
                                                      -----------  ----------   -------------   -------   ----------    ---------

Balance, December 31, 2000                            122,172,000     122,172        (121,968)        -            -          204
Capital stock issued pursuant to a private placement
- at $0.0025                                           27,108,400      27,108          40,663         -            -       67,771
                              - at $0.05                  160,000         160           7,840         -            -        8,000
Net loss for the year                                           -           -               -         -      (69,885)     (69,885)
                                                      -----------  ----------   -------------   -------   ----------    ---------

Balance, December 31, 2001                            149,440,400     149,440         (73,465)        -      (69,885)       6,090
Capital stock issued pursuant to a private placement
- at $0.05                                                480,000         480          23,520         -            -       24,000
Net loss for the year                                           -           -               -         -      (30,090)     (30,090)
                                                      -----------  ----------   -------------   -------   ----------    ---------

Balance, December 31, 2002                            149,920,400     149,920         (49,945)        -      (99,975)           -
Net income for the year                                         -           -               -         -          108          108
                                                      -----------  ----------   -------------   -------   ----------    ---------

Balance, December 31, 2003                            149,920,400     149,920         (49,945)        -      (99,867)         108
Net loss for the year                                           -           -               -         -      (36,453)     (36,453)
                                                      -----------  ----------   -------------   -------   ----------    ---------

Balance, December 31, 2004                            149,920,400     149,920         (49,945)        -     (136,320)     (36,345)


                                                                                                                         .../cont'd

                             SEE ACCOMPANYING NOTES
                                                                               4
================================================================================

                                                                                                             DEFICIT
                                                                                                           ACCUMULATED
                                                                                  ADDITIONAL                DURING THE
                                                            COMMON STOCK            PAID-IN       SHARE    DEVELOPMENT
                                                      *SHARES      **PARVALUE       CAPITAL    SUBSCRIBED     STAGE        TOTAL
                                                       ------        --------       -------    ----------     -----        -----


Capital stock issued pursuant to conversion of
convertible debentures        - at $0.05                1,145,424       1,146          56,125           -            -      57,271
Net loss for the year                                           -           -               -           -      (34,650)    (34,650)
                                                      ------------  ----------  -------------  ----------- ------------  ----------

Balance, December 31, 2005                            151,065,824     151,066           6,180           -     (170,970)    (13,724)
Capital stock retired to the treasury                (116,000,000)   (116,000          87,000                        -     (29,000)
Share subscribed                                                -           -               -   1,850,000            -   1,850,000
Finders' fees on private placement                              -           -               -    (140,000)           -    (140,000)
Net loss for the period                                         -           -               -           -   (1,420,031) (1,420,031)
                                                      ------------  ----------  -------------  ----------- ------------ -----------

Balance, June 30, 2006                                 35,065,824  $   35,066$  $      93,180  $1,710,000  $(1,591,001) $  247,245
                                                      ============  ==========  =============  =========== ============ ===========



* The common stock issued has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share, effective January 5, 2001 and a forward split of four new shares for one old share, effective February 20, 2006 (Note 6).
** The par value of common stock has been retroactively restated to reflect a change from no par value to a par value of $0.001 per share.

                             SEE ACCOMPANYING NOTES

                                                                               5
================================================================================

                               RADIAL ENERGY INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND
               2005 AND FOR THE PERIOD FROM JUNE 30, 2000 (DATE OF
                         INCORPORATION) TO JUNE 30, 2006
                                   (UNAUDITED)


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

              The results of operations for the six months ended June 30, 2006 are not indicative of the results that may be expected for the full year.

Note 2        CONTINUANCE OF OPERATIONS

              These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $1,591,001 since its inception, has a working capital deficiency of $1,898,584 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares. The Company may also seek to obtain short-term loans from the directors of the company. The Company has obtained a financing of $250,000 pursuant to a promissory note (Note 9).

Note 3        ADDITIONAL ACCOUNTING POLICIES

              OIL AND GAS PROPERTIES

              The Company follows the full cost method of accounting for oil and gas operations whereby all costs of exploring for and developing oil and gas reserves are initially capitalized on a country-by-country (cost centre) basis. Such costs include land acquisition costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling and overhead charges directly related to acquisition and exploration activities.

              Costs capitalized, together with the costs of production equipment, are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. Petroleum products and reserves are converted to a common unit of measure, using 6 MCF of natural gas to one barrel of oil.

              Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the


                                                                               6
================================================================================
              property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

              Future net cash flows from proved reserves using period-end, non-escalated prices and costs, are discounted to present value and compared to the carrying value of oil and gas properties.

              Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the rate of depletion by more than 20%. Royalties paid net of any tax credits received are netted with oil and gas sales.

              EQUIPMENT AND DEPRECIATION

              Equipment is recorded at cost and depreciated over their estimated useful lives using the declining balance method. Additions are depreciated at half the annual rate in the year of acquisition.

Note 4        EQUIPMENT


                                                                                                December 31, 2005
                                                           June 30, 2006
                                         ---------------------------------------------------    ------------------
                                                             Accumulated
                                              COST          DEPRECIATION          NET                  NET

             Computer equipment          $       1,015    $           -     $       1,015       $           -
                                         =============    =============     =============       =============


Note 5       OIL AND GAS PROPERTIES


                                                  June 30,        December 31,
                                                    2006              2005
                                                    ----              ----

             Anticline Project
                Advance                       $     1,400,000   $             -
                Geological consulting                  44,814                 -
                                              ---------------   ---------------

                                                    1,444,814                 -

             Cherokee County Project
                Advance                               700,000                 -
                                              ---------------   ---------------

                                              $     2,144,814   $             -
                                              ===============   ===============

              i)  Anticline Project

                  On May 11, 2006, the Company entered into a Joint Operating Agreement ("JOA") with Peruvian and American companies whereby the Company acquired a 20% working interest and 18% revenue interest in an oil project located in Peru by funding the acquisition of certain equipment, for the shipment of this equipment to the project site in Peru and for the drilling, testing and evaluation of the first exploratory well on the property in the total amount of $1,650,000.

                  After the drilling of the first well is complete, the Company will have the option whether to proceed with the project by funding the drilling, testing and evaluation of another two wells on the property for an additional $1,650,000. This additional investment will also cover the costs to install production facilities, including pipeline and loading dock, tank batteries and pumping units as required to deliver the produced oil to market. Thereafter, the Company will have the option to pay for its 20% working interest share of the development and operation of the project.

                                                                               7
================================================================================

                  In the event the Company and the transacting parties decide that the project is not feasible, the equipment acquired will be sold and the Company will be entitled to 67% of the proceeds.

                  At June 30, 2006, the Company had advanced $1,400,000 towards the acquisition of the equipment and the remaining $250,000 was advanced subsequent to June 30, 2006.

              ii) Cherokee County Project

                  By an assignment agreement dated June 27, 2006, the Company has agreed to acquire a working interest from a Canadian company in three separate exploratory oil and gas prospects located in Cherokee County, Texas, under three leasehold assignment agreements with a company in Texas. In consideration for the assignment, the Company has agreed to pay $700,000 within 90 days of the assignment agreement with the vendor retaining a 4% overriding royalty. The payment covers the Company's share of the estimated capital expenditures to drill and complete the first test wells on each of the three prospects. The leasehold agreement for all three prospects includes a 30% working interest before payout of initial investment of the Canadian company and a 22.5% working interest after payout, with payout determined on a per project basis.

                  In the event that the Company fails to make the payment, the Canadian company has the option to have the rights of the agreement revert back or to receive from the Company a penalty payment in the amount of 120% of the $700,000 consideration and at its option, the amount shall be convertible into the securities of the Company at a price equal to the lowest offering price of the Company's securities to the general public during the current fiscal year.

Note 6        CAPITAL STOCK - Note 8

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

              On February 10, 2006, the Company approved a private placement offering of 8,000,000 units at $0.25 per unit for proceeds of $2,000,000. The company will pay finders' fees totaling $150,000 for this plant. Each unit consists of one common share and one stock purchase warrant exercisable for two years into one common share at $0.30 per share. At June 30, 2006, the Company had received shares subscriptions for cash totaling $1,850,000 and accrued finders' fees totaling $140,000 ($87,500 paid at June 30, 2006). Subsequent to June 30, 2006, the Company completed the private placement offering and received the remaining $150,000 in share subscriptions (less the finders' fees of $7,500) and issued the shares.

              Effective on February 20, 2006, the Company forward split its issued common stock on the basis of four new for one old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock splits. There was no effect on the Company's authorized share capital.

              The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission's Staff Accounting Bulletin, Topic 4c. In actuality, the forward stock split, of four for one is effective after the Company's repurchase of 29,000,000 pre-forward split (116,000,000 post-forward split common shares). Consequently, the number of shares actually issued immediately prior to the split was 8,766,456 pre-forward split

                                                                               8
================================================================================
              common shares (35,065,824 post-forward split common shares). The actual number of common shares, both pre-forward split and post-forward split, are less than the number of common shares authorized of 75,000,000.

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

Note 7        RELATED PARTY TRANSACTIONS - Note 8

              The Company incurred the following amounts charged by a former director of the Company and directors and officers of the Company pursuant to employment agreements (Note 8):

                                                                                                            June 30,
                                                                                                              2000
                                                                                                            (Date of
                                                    Three months ended           Six months ended        Inception) to
                                                         June 30,                    June 30,               June 30,
                                                    2006          2005          2006          2005            2006
                                                    ----          ----          ----          ----            ----

             Consulting fees                    $         -    $        -   $      9,000   $         -  $        9,000
             Executive compensation and
              benefits                              1,259,800           -      1,259,800             -       1,259,800
                                                -------------  ----------   ------------   -----------  --------------

                                                $ 1,259,800    $        -   $  1,268,800   $         -  $    1,268,800
                                                ===========    ==========   ============   ===========  ==============

              As at June 30, 2006, due to related parties consists of executive compensation and benefits owing to directors and officers of the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Note 8        COMMITMENTS - Note 9

              i) By an employment agreement dated March 10, 2006 with the President of the Company, and effective April 1, 2006, the Company will pay $180,000 per year plus annual bonuses as determined by the Board of Directors of the Company. In addition, the President will receive a $400 per month auto allowance, $800 per month insurance reimbursement and a minimum $1,000 per month for rental and administrative expenses to maintain an office. The Company may also issue stock options to the President as deemed appropriate by the Board of Directors. The term of the agreement is 3 years.

              ii) By an employment agreement dated June 1, 2006, with the Chief
                  Operating Officer of the Company, and effective June 1, 2006, the Company will pay $132,000 per year plus annual bonuses as determined by the Board of Directors of the Company. In addition, the Chief Operating Officer will receive a $400 per month auto allowance, $800 per month reimbursement of the costs of the medical insurance coverage and a minimum $1,000 per month for rental and administrative expenses to maintain an office. The Company may also issue stock options to the Chief Operating Officer as deemed appropriate by the Board of Directors. The term of the agreement is 3 years. In addition the Company agreed to issue 1,500,000 common shares for additional services to be provided to the Company valued at $1,200,000. As at June 30, 2006, this amount has been included in due to related parties. These shares were issued subsequent to June 30, 2006.

              iii)By a business consulting agreement dated April 1, 2006, the
                  Company will pay $10,000 per month for investor relations services for a term of two years.

                                                                               9
================================================================================

Note 9        SUBSEQUENT EVENTS - Notes 6 and 8

              Subsequent to June 30, 2006, the Company received $250,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and will mature on July 12, 2007.

Note 10       NON-CASH TRANSACTION

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the period ended June 30, 2006, the Company repurchased 116,000,000 common shares by the issuance of a promissory note for $29,000. This transaction was excluded from the statements of cash flows.

Note 11       DISCONTINUED OPERATIONS

              During the six months ended June 30, 2006, concurrent with the name change of the Company (Note 6), the Company announced its intention to shift its direction of business towards the acquisition, exploration and development of oil and gas projects. Previously, the Company's business was the collection, analysis and banking of personal DNA data. Assets, liabilities and results of operations from the Company's previous business have been disclosed as discontinued operations for the six months ended June 30, 2006 and prior periods have been restated to conform with the current presentation.

              The balance sheets include the following amounts related to discontinued operations:

                                                                                    June 30,        December 31,
                                                                                      2006              2005
                                                                                      ----              ----
            Current assets of discontinued operations:
              Accounts receivable                                               $             -   $         1,000
                                                                                ===============   ===============

            Current liabilities of discontinued operations:
              Unearned revenue                                                  $             -   $         7,500
                                                                                ===============   ===============


              Net income (loss) from discontinued operations are as follows:

                                                                                                        June 30, 2000
                                                                                                           (Date of
                                                Three months ended             Six months ended         Inception) to
                                                     June 30,                      June 30,                June 30,
                                                2006           2005           2006          2005             2006
                                                ----           ----           ----          ----             ----

            Revenues
              License fees                 $          -    $          -   $         -   $          -   $       24,000
              Other income                            -               -         8,500            480           10,180
                                           ------------    ------------   -----------   ------------   --------------

                                                      -               -         8,500            480           34,180
                                           ------------    ------------   -----------   ------------   --------------

            Administrative expenses
              Bad debt                                -               -             -              -            1,000
              Intellectual property
               acquisition costs                      -               -             -              -           50,000
              Marketing research
               And development                        -               -             -              -           10,000
                                           ------------    ------------   -----------   ------------   --------------

                                                      -               -             -              -           61,000
                                           ------------    ------------   -----------   ------------   --------------

            Income (loss) from
             discontinued operations       $          -    $          -   $     8,500   $        480   $      (26,820)
                                           ============    ============   ===========   ============   ==============

                                                                              10
================================================================================

              Cash flows from discontinued operations are as follows:

                                                                                                       June 30, 2000
                                                                                                         (Date of
                                                                                                       Inception) to
                                                                       Six months ended June 30,         June 30,
                                                                           2006           2005             2006
                                                                           ----           ----             ----

            Net income (loss) from discontinued operations            $       8,500   $        480  $         (26,820)
            Changes in non-cash working capital balances
             related to operations
               Accounts receivable                                            1,000              -                -
               Unearned revenue                                              (7,500)         7,500                -
                                                                      -------------   ------------  ---------------

            Increase (decrease) in cash from discontinued
             operations                                               $       2,000   $      7,980  $         (26,820)
                                                                      =============   ============  =================



                                                                              11
================================================================================

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the financial statements and related notes thereto contained in Part I,
Item 1 of this report. The information contained in this Quarterly Report on Form 10-QSB is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, that discuss our business in greater detail.

         This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

         As used in this Form 10-QSB, "we," "us" and "our" refer to Radial Energy Inc., which is also sometimes referred to as the "Company."

CORPORATE HISTORY

         Our company was incorporated in the State of Nevada on June 30, 2000, under the name of "All Printer Supplies.com." On April 17, 2003, we changed our name to "BV Pharmaceuticals, Inc." and became a provider of information and services in the areas of personal DNA collection, analysis, profiling, banking and DNA profile database maintenance. Effective as of April 3, 2006, through a statutory merger with our wholly owned subsidiary in which we were the surviving corporation, we changed our name to "Radial Energy Inc."

GENERAL

         We are a development stage company that has not generated revenues from our current operations in the oil and gas industry. There is no historical financial information about Radial Energy upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our new core business or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and in the exploration of oil and gas reserves.

         We have no assurance that future financing will be available on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue with our current business plan. If equity financing is

                                                                              12
================================================================================
available to us on acceptable terms, it could result in additional dilution to our existing stockholders.

BUSINESS

         In March 2006, we began a new business plan concentrating on the acquisition, exploration, development, and production of domestic and international oil and gas projects. Radial Energy's primary focus is on identifying previously drilled but subsequently abandoned wells that encountered and/or tested live oil or natural gas indicating the presence of marketable hydrocarbons, reservoir, and trap. As of the date of filing of this report, we have acquired working interests in projects in South America and in Texas and are continuing to explore other opportunities in North and Latin America.

         BLOCK 100, HUAYA ANTICLINE, PERU

         Pursuant to a Letter of Intent dated April 19, 2006, and a related Joint Operating Agreement effective as of May 11, 2006, we have acquired rights to a 20% working interest and 18% revenue interest in the Huaya Anticline Project, Block 100 oil prospect located in the Ucayali Basin, Peru. The project encompasses a structural closure of approximately 500 acres, with the potential for up to 41 well locations. We acquired the interest in the Block 100 project from Ziegler-Peru, Inc., an American company based in Texas, which sold the interest to us and will retain a 10 percent interest. The majority interest is owned by the concession-holder, Compania Consultora de Petroleo, S.A., a well-known consulting company based in Lima, Peru. While Compania Consultora is the operator of record for the concession, Ziegler-Peru will act as contract driller and operator for the block.

         As consideration for this interest, which is only for one well, we agreed to pay a total of $1,650,000, which funds also cover the acquisition of certain equipment to be used for drilling, testing, and evaluation of the first well. As of the date of the filing of this report, we have paid in full our total financial obligation for the first well.

         After drilling of the first well is complete, we will have the option to proceed with the project by funding the drilling, testing and evaluation of another two wells on the property for an additional $1,650,000, which funds are expected to cover the acquisition and installation of all production facilities required to bring the hydrocarbons produced to market. Thereafter, we will have the option to pay for our 20% working interest share of the development and operation of the project. In the event Radial Energy and the other participating parties decide that the project is not feasible, the equipment acquired will be sold and we will be entitled to 67% of the proceeds.

         A third-party geological assessment conducted by Gustavson Associates of Boulder, Colorado, a consultant contracted by Radial Energy, estimates that the Block 100 project, if successful, may have recoverable in place reserves between 15 and 29.5 million barrels of oil (MMBO). While management believes the prospect is a low-risk opportunity to discover and develop a field with production potential, there can be no assurance the prospect will achieve such potential. The first well is expected to be drilled by the end of the third quarter of 2006, with production anticipated by year end.

         CHEROKEE COUNTY, TEXAS

         Pursuant to an Assignment Agreement dated June 27, 2006, we acquired all of the rights and obligations of Pin Petroleum Partners Ltd., a Canadian company, under three leasehold assignment agreements to properties located in Cherokee County, Texas (collectively, the "Cherokee Agreements") with Skyline Energy LLC, a company based in Texas. The prospects involve three separate exploratory oil and gas prospects, known as the Junction Prospect, the Northwest Jacksonville Prospect, and the Highway 79 Prospect. As consideration for the assignment, we agreed to pay Pin Petroleum Partners a total of $700,000 within

                                                                              13
================================================================================

90 days of the assignment along with a four percent overriding royalty interest from our share of net revenue interest. Prior to the assignment, Pin Petroleum Partners had provided to the operator of the prospects, MLC Operating, LP, $443,790 to cover the original estimates for the drilling and completion costs for the initial well on each of the three prospects. This pre-payment by Pin Petroleum Partners has been assigned to Radial Energy. The funds will cover our share of the estimated capital expenditures to drill the first test wells on each of the three prospects. If one or more of these initial wells results in a successful discovery, the operator may request additional funds to cover completion costs if the original funds do not cover the current costs of completion. For each of the three prospects, we hold a 30% working interest before payout of initial investment, and a 22.5% working interest after payout, with payout determined on a project basis.

         The Junction Prospect is located in northwestern Cherokee County, approximately five miles southwest of Jacksonville, Texas. This oil and natural gas prospect's leasehold covers approximately 500 acres. The Northwest Jacksonville Prospect leasehold covers approximately 350 acres located in northern Cherokee County. The Highway 79 Prospect is located in northwestern Cherokee County, one mile west of Jacksonville, Texas, and the prospect leases cover approximately 340 net acres. While calculations based on preliminary geological analysis, reservoir studies and interpretation estimate that the prospects have oil and natural gas production potential, there is no assurance that any such potential will be achieved. We anticipate that drilling and testing in the prospects will begin during the third quarter of 2006.

         ONGOING ACTIVITIES

         Management is currently investigating and in some cases is negotiations with various parties in both the U.S. and Colombia to acquire both producing and prospective assets, but as of the date of this report had not reached formal agreement on any of these opportunities.

DESCRIPTION OF PROPERTY

         The agreements relating to the Block 100 prospect entitle us to a 20% working interest in oil and gas leases covering approximately 500 acres in the Huaya Anticline Project, Block 100 oil prospect located in the Ucayali Basin, Peru. The leases have a primary term of 30 years from and after March 2004.

         Pursuant to the Assignment Agreement and our resulting rights under the Cherokee Agreements, for each of the Junction Prospect, the Northwest Jacksonville Prospect, and the Highway 79 Prospect, we hold a 30% working interest before payout of initial investment, and a 22.5% working interest after payout. The leases have primary terms of three years and are renewable so long as drilling operations occur during the primary terms.

         Our principal office is located at 1313 East Maple Street, Suite 223, Bellingham, Washington 98225. The office is part of a new office complex that offers a full range of office services. We rent a single office on a month-to-month lease at a rate of approximately $800 per month in rent and incidentals.

PLAN OF OPERATION

         Our business plan is to identify, acquire, and develop low-risk oil and gas exploration and development opportunities throughout North and South America, with a primary focus on identifying previously drilled but subsequently abandoned exploratory wells that encountered and/or tested live oil or natural gas. We are flexible in our approach and will pursue opportunities as they arise both in North America and in countries throughout Latin America that are friendly to foreign investments, where factors such as lower production taxes and positive government incentives provide for significant opportunities with

                                                                              14
================================================================================
low risk. We plan to become the operator of record in the majority of our future projects. To date, execution of our business plan has largely focused on acquiring prospective rights to oil and gas leases and properties. We intend to establish a going forward exploration and development plan.

         Since inception, we have funded our operations primarily from the private placement of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met from our current economic resources and by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. Without additional financing, we expect that our current working capital will be able to fund our operations through September 2006. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

         As of the date of the filing of this report, we have two full-time employees, our Chief Executive Officer and our Chief Operating Officer. We do not expect any material changes in the number of employees over the next 12 months. However, if we are successful in our initial and any subsequent drilling programs, we may retain additional employees. We have relied on, and will continue to rely on, outside consultants for services.

         COMPETITORS

         The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial, and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations, and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in South America and the Texas area and the presence of these competitors could adversely affect our ability to acquire additional leases and rights to properties.

         GOVERNMENT REGULATIONS

         Our oil and gas operations are subject to various United States federal, state, and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

RISK FACTORS

         Ownership of our common stock involves a high degree of risk. You should consider carefully the factors set forth below, as well as other information contained in this quarterly report.

THERE IS NO ASSURANCE THAT WE WILL OPERATE PROFITABLY OR WILL GENERATE POSITIVE CASH FLOW IN THE FUTURE.

                                                                              15
================================================================================

         If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. In particular, additional capital may be required in the event that:

         o drilling and completion costs for further wells increase beyond our expectations; or

         o we encounter greater costs associated with general and administrative expenses or offering costs.


         The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

         We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing exploration and development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

         If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A DECLINE IN THE PRICE OF OUR COMMON STOCK COULD AFFECT OUR ABILITY TO RAISE FURTHER WORKING CAPITAL AND ADVERSELY IMPACT OUR OPERATIONS.

         A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new projects and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

WE HAVE A LIMITED OPERATING HISTORY, AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

         Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

                                                                              16
================================================================================

OUR COMPANY'S INDEPENDENT AUDITORS HAVE EXPRESSED A RESERVATION THAT OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

         Our company's operations have been limited to general administrative operations and a limited amount of exploration. Our company's ability to continue as a going concern is dependent on our ability to raise additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the company's ability to continue as a going concern.

TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S "PENNY STOCK" REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

          The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

         In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

TRADING IN OUR COMMON SHARES ON THE OTC BULLETIN BOARD IS LIMITED AND SPORADIC MAKING IT DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES OR LIQUIDATE THEIR INVESTMENTS.

                                                                              17
================================================================================

         Our common shares are currently quoted on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

         In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

BECAUSE OF THE EARLY STAGE OF DEVELOPMENT AND THE NATURE OF OUR BUSINESS, OUR SECURITIES ARE CONSIDERED HIGHLY SPECULATIVE.

         Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

AS OUR PROPERTIES ARE IN THE EXPLORATION AND DEVELOPMENT STAGE THERE CAN BE NO ASSURANCE THAT WE WILL ESTABLISH COMMERCIAL DISCOVERIES ON OUR PROPERTIES.

         Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

THE POTENTIAL PROFITABILITY OF OIL AND GAS VENTURES DEPENDS UPON FACTORS BEYOND THE CONTROL OF OUR COMPANY.

         The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events will likely materially affect our financial performance.

         Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices,

                                                                              18
================================================================================
taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

COMPETITION IN THE OIL AND GAS INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING THE LEASES.

         The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in Nevada. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in the Nevada area and the presence of these competitors could adversely affect our ability to acquire additional leases.

THE MARKETABILITY OF NATURAL RESOURCES WILL BE AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

         The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

OIL AND GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY.

         Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

EXPLORATION AND PRODUCTION ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUANCE OF OUR OPERATIONS.

         In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically,

                                                                              19
================================================================================
we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

         We believe that our operations comply, in all material respects, with all applicable environmental regulations.

         We are not fully insured against all possible environmental risks.

EXPLORATORY DRILLING INVOLVES MANY RISKS AND WE MAY BECOME LIABLE FOR POLLUTION OR OTHER LIABILITIES, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL POSITION.

         Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

ANY CHANGE TO GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

         The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

OUR BYLAWS CONTAIN PROVISIONS INDEMNIFYING OUR OFFICERS AND DIRECTORS AGAINST ALL COSTS, CHARGES AND EXPENSES INCURRED BY THEM.

         Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

INVESTORS' INTERESTS IN OUR COMPANY WILL BE DILUTED AND INVESTORS MAY SUFFER DILUTION IN THEIR NET BOOK VALUE PER SHARE IF WE ISSUE ADDITIONAL SHARES OR RAISE FUNDS THROUGH THE SALE OF EQUITY SECURITIES.

         In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

                                                                              20
================================================================================

OUR BYLAWS DO NOT CONTAIN ANTI-TAKEOVER PROVISIONS, WHICH COULD RESULT IN A CHANGE OF OUR MANAGEMENT AND DIRECTORS IF THERE IS A TAKE-OVER OF OUR COMPANY.

         We do not currently have a shareholder rights plan or any anti-takeover provisions in our Bylaws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

         From inception to June 30, 2006, we had a loss of $1,591,001. Of this amount, $1,396,529 was generated in the three-month period ended June 30, 2006 and $1,420,031 was generated in the six-month period ended June 30, 2006, as compared to $7,130 and $21,586, respectively, for the comparable periods in 2005.

         Administrative expenses increased from $7,130 for the three-month period ended June 30, 2005 to $1,396,529 for the comparable period in 2006 and increased from $22,066 for the six-month period ended June 30, 2005 to $1,437,938 for the same period in 2006. The costs expended for the three and six months ended in 2006 include $15,564 and $29,518, respectively, for consulting fees; $31,657 and $41,657, respectively, for investor relations services; and $10,431 and $15,852, respectively, for travel and related costs. In addition, for the six months ended June 30, 2006, we expended $8,500 in administrative fees, $1,259,800 in executive compensation and benefits, $29,150 in marketing management services, and $3,321 in rent for office space. None of the aforementioned expenses were expended during the comparable periods in 2005.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2006, our total assets were $2,240,623, which included cash balance of $55,259 and prepaid expenses of $39,535. In addition, it included $2,144,814 we invested in the Block 100 project and the Cherokee County project. Our total liabilities were $1,993,378, all of which were current, resulting in a deficiency in working capital of $1,898,584. As of December 31, 2005, our total assets were $2,211, all of which were current, and our total liabilities were $15,935. The increase in total assets is a result of an increase in cash from the sale of our equity units as part of a private placement which commenced in February 2006. During the six-month period ended June 30, 2006, we have received subscriptions for a total of 7,400,000 units from which we received total cash proceeds of $1,850,000. Each unit consisted of one share of our common stock and one stock purchase warrant exercisable for two years into one share of common stock at $0.30 per share. For a discussion on our investments to date with respect to our current exploratory projects, see also the discussion in the Business section above.

         Despite our negative cash flow from operating activities of $711,723 for the six-month period ended June 30, 2006 and our investment and costs associated with our oil and gas exploration participations of $2,145,829, we have been able to obtain additional operating capital through private equity funding sources. Management's plan includes the continued development and eventual implementation of our business plan as discussed in the Plan of Operation section above. We have relied upon equity funding since inception.

         As of the date of this report, we have yet to generate any revenues from operations of our new core business. From inception to June 30, 2006, we have accumulated losses of $1,591,001 and expect to incur further losses in the development of our business, all of which casts doubt about Radial Energy's ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

                                                                              21
================================================================================

OFF-BALANCE SHEET ARRANGEMENTS

         We have no off-balance sheet arrangements at June 30, 2006.


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or in other factors that could materially affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.



                                                                              22
================================================================================

                           PART II--OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         From March 14, 2006 through June 2006, we sold to investors pursuant to subscription agreements an aggregate of 7,400,000 units (each, a "Unit," and collectively, the "Units"), consisting of shares of our common stock and warrants to purchase our common stock in a private placement offering (the "Private Placement"). Each Unit consisted of one share of common stock and a warrant to purchase one share of common stock. The purchase price was $0.25 per Unit. The warrants have an exercise period of two years and an exercise price of $0.30 per share. As of June 30, 2006, we have received subscriptions for 7,400,000 Units and total cash proceeds of $1,850,000. The Private Placement has a minimum offering amount of $100,000 and a maximum offering amount of $2,000,000, which terms were previously approved by the Company's board of directors in February 2006, as previously disclosed in the Company's Form 8-K filed on February 17, 2006 and which is incorporated herein by reference. Since June 30, 2006, the Company sold an additional 600,000 Units for a total of $150,000 and concluded the Private Placement.

         In connection with the Private Placement, we paid an aggregate of $147,500 as finders' fee.

         The securities sold by Radial Energy in the Private Placement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder and pursuant to the exemption from provided by Section 4(2) of the Securities Act for issuances not involving a public offering.

ITEM 5.  OTHER INFORMATION

         As previously reported in our Form 8-K filed on April 21, 2006, which disclosure is incorporated herein by reference, on April 19, 2006, Radial Energy entered into a Letter of Intent with Zeigler-Peru, Inc. in connection with the Huaya Anticline Project, Block 100 oil prospect located in the Ucayali Basin, Peru. Pursuant to the Letter of Intent and a related Joint Operating Agreement effective as of May 11, 2006, we have acquired rights to a 20% working interest and 18% revenue interest in the Block 100 project. This acquisition constitutes an acquisition of a significant amount of assets for Radial Energy. Item 2 of this quarterly report describes in more detail the Block 100 project and the terms of the acquisition. In addition, Item 2 of this quarterly report also describes our subsequent acquisition of the Cherokee County projects and the terms of the acquisition.

         In our Form 8-K filed on April 21, 2006, we also reported the repurchase by Radial Energy on February 10, 2006 of 29,000,000 shares, on a pre-split basis, of our common stock held by Art Bandenieks, a former director, and our former President and Secretary. The shares repurchased were cancelled and no longer outstanding. Prior to the repurchase, Mr. Bandenieks was the holder of record of 30,543,000 shares, on a pre-split basis, of our common stock, representing 80.9% of Radial Energy's then outstanding capital stock. As of immediately after the repurchase, Mr. Bandenieks's ownership of the company's common stock was reduced to 1,543,000 shares, on a pre-split basis, which represented 4.1% of our then outstanding capital stock. The repurchase resulted in a change in control of Radial Energy, as Mr. Bandenieks's ownership of the company's then outstanding capital stock was reduced from a majority position of 80.9% to 4.1 percent.

         As previously reported on our Form 8-K filed on April 21, 2006, Mr. Bandenieks resigned as a director, and as our President and Secretary, on February 10, 2006. G. Leigh Lyons was appointed as director, and as our President and Secretary, to replace the vacancies created by Mr. Bandenieks's

                                                                              23
================================================================================
resignation. At that time, our Board of Directors was then comprised of Mr. Lyons, then 47 years old, and Lee Southern. We previously provided a description of Mr. Lyons's business experience and other relevant information related to his appointment in the Form 8-K filed on April 21, 2006, which is incorporated herein by reference.

         Subsequently, on April 17, 2006, Lee Southern resigned as a director, and as our Treasurer and Chief Financial Officer. Mr. Lyons was then appointed as Treasurer and Chief Financial Officer of the company, and the vacancy on the Board of Directors created by Mr. Southern's resignation remained open until a suitable replacement was found.

         Subsequently, on June 1, 2006, Omar Michael Hayes was appointed to serve as our Chief Operating Officer. At the same time, Mr. Hayes, then 41 years old, was also appointed as a director, filling the vacancy created by Mr. Southern's resignation. We previously provided a description of Mr. Hayes's business experience and other relevant information related to his appointment in the Form 8-K filed on June 7, 2006, which is incorporated herein by reference.

ADDITIONAL INFORMATION PURSUANT TO ITEM 2.01(F) OF FORM 8-K AND ITEM 5.01(A)(8) IS PROVIDED BELOW:

         For a detailed description of Radial Energy's business and property reflecting the consummation of the acquisition of the assets described above and as of after the change in control, please see the discussion under the Business section in Item 2 of this quarterly report. Similarly, our Plan of Operation and Risk Factors are also discussed in Item 2 of this quarterly report.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         We do not currently compensate our directors in cash for their service as members of our board of directors. We do reimburse our directors for reasonable expenses in connection with attendance at board meetings.

         At the end of our last completed fiscal year, our Chief Executive Officer was Art Bandenieks, who was also our then President, Secretary, and a director, and our Chief Financial Officer was Lee Southern, who was also our then Treasurer and a director. As previously reported in our Form 10-KSB for fiscal 2005, which is incorporated herein by reference with respect to the compensation of directors and executive officers with respect to Mr. Bandenieks and Mr. Southern, we did not pay any executive compensation since our inception for their services.

         As discussed above, on February 10, 2006, G. Leigh Lyons was appointed as director, and as our President and Secretary, and on April 17, 2006, Mr. Lyons became our Treasurer and Chief Financial Officer. In connection with Mr. Lyons's appointment, he entered into an employment agreement with Radial Energy, the term of which began on April 1, 2006. A description of the material the terms of the employment agreement were previously reported in our Form 8-K filed on April 21, 2006 and is incorporated herein by reference. In connection with his appointment, Mr. Lyons acquired 2,672,000 shares of our common stock from Art Bandenieks for which he paid $65.

         As discussed above, on June 1, 2006, Omar Michael Hayes was appointed to serve as our Chief Operating Officer and also as a director. In connection with his appointment, Mr. Hayes entered into an employment agreement with Radial Energy on June 1, 2006, the terms of which were previously reported in our Form 8-K filed on June 7, 2006 and which is incorporated herein by reference.

COMMITTEES OF THE BOARD OF DIRECTORS


                                                                              26
================================================================================

         We do not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions, and therefore our entire Board of Directors performs such functions. We are not currently listed on any national exchange and are not required to maintain such committees by any self-regulatory agency. We do not believe it is necessary for our Board of Directors to appoint such committees because the volume of matters that come before our Board of Directors for consideration permits each director to give sufficient time and attention to such matters to be involved in all decision making. All directors participate in the consideration of director nominees. We do not have a policy with regard to attendance at board meetings.

         We do not have a policy with regard to consideration of nominations of directors. We accept nominations for directors from our security holders. There is no minimum qualification for a nominee to be considered by our directors. All of our directors will consider any nomination and will consider such nomination in accordance with his or her fiduciary responsibility to the company and its shareholders.

         Security holders may send communications to our Board of Directors by writing to Radial Energy Inc., 1313 East Maple St., Suite 223, Bellingham, Washington 98225, attention Board of Directors or any specified director. Any correspondence received at the foregoing address to the attention of one or more directors is promptly forwarded to such director or directors.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the shares of common stock beneficially owned or deemed to be beneficially owned as of August 10, 2006 by: (i) each person known to us to be the beneficial owner of more than 5% of our common stock , (ii) each of our directors, (iii) each executive officer named in the Compensation of Directors and Executive Officers section above, and (iv) all directors and officers as a group:


                                                            Common Stock              Percent
       Name(1)                                              Beneficially Owned(2)     of Class(3)
       ---------------------------------------------------- ------------------------- ------------------------------
       G. Leigh Lyons...................................    ...............2,672,000  .........................6.0%
       Omar Michael Hayes...............................    ...............1,500,000  .........................3.4%
       Art Bandenieks(4) ...............................    .......................0  ............................*
       Lee Southern(4)..................................    .......................0  ............................*
       All directors and executive
          officers as a group (2 persons)(4)............    ...............4,172,000  .........................9.4%
       ---------------------------------------------------- ------------------------- ------------------------------

                                 *Less than 1%

NOTES TO BENEFICIAL OWNERSHIP TABLE:

(1) Except as otherwise noted in these notes, the mailing address of the individuals listed is c/o Radial Energy Inc., 1313 East Maple St., Suite 223, Bellingham, Washington 98225.

(2) The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws. On August 10, 2006, there were 44,565,824 shares of common stock, $.001 par value, outstanding.

(3) Common stock not outstanding but which underlies options and rights (including warrants) vested as of, or vesting within, 60 days after August 10, 2006, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

                                                                              25
================================================================================

(4) As discussed above, Mr. Bandenieks resigned as director and from his executive office positions effective on February 10, 2006, and Mr. Southern resigned as a director and from his executive office positions effective on April 17, 2006. Since they are not executive officers and directors of Radial Energy as of August 10, 2006, for purposes of the beneficial ownership table above, they are not included in all directors and executive officers as a group but are listed to show their ownership of the company individually. Mr. Bandenieks's mailing address is 2876 - 252 Street, Aldergrove, British Columbia, Canada, V4W 2R2.

VOTING SECURITIES

         Our authorized capital stock consists of 75,000,000 shares of common stock, $0.001 par value. Our common stock is the only class of voting securities issued and outstanding. Each share of common stock is entitled to one vote. As of August 10, 2006 (after adjustment for the 4-for-1 forward stock split and the return to our treasury for cancellation of 29,000,000 shares of our common stock), there were 44,565,824 shares of our common stock issued and outstanding.

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock, par value $.001, is currently quoted on the OTC Bulletin Board under the symbol "RENG.OB"; however, active trading market in our common stock did not commence until February 2006. We completed a 4-for-1 forward stock split of our issued and outstanding shares of common stock on February 20, 2006.

         The following table sets forth the high and low bid prices for our common stock for the periods indicated. Such quotations are taken from information provided by Exshare and reflect inter dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

         ----------------------------------------------------------------------
               QUARTER ENDED         HIGH                 LOW
         ----------------------------------------------------------------------
               June 30, 2006         $1.02               $0.61
         ----------------------------------------------------------------------
               March 31, 2006        $1.25               $0.25
         ----------------------------------------------------------------------

         On August 10, 2006, the last closing price for a share of our common stock was $1.00, as reported by the OTC Bulletin Board. As of August 10, 2006, there were approximately 49 holders of record of our common stock.

         We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we expect to retain any earnings to finance the operation and expansion of our business.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Our Bylaws provide indemnification by the company of any individual made a party to proceeding because he is or was an officer, director, employee or agent of the company against liability incurred in the proceeding, to the fullest extent permissible under the laws of Nevada. The Bylaws provide that the company advance the expenses of officers and directors incurred in defending any such proceeding, provided that the company received an undertaking from such person to repay the expenses advanced if it is ultimately determined that he is not entitled to be indemnified.

ITEM 6.  EXHIBITS

3(i) Articles of Merger filed with the Nevada Secretary of State effective as of April 3, 2006. (Incorporated by reference to Exhibit 2 of Radial Energy Inc.'s Current Report on Form 8-K filed on April 21, 2006.)

                                                                              26
================================================================================

10.1*       Form of Subscription Agreement.
10.2*       Form of Common Stock Purchase Warrant.
10.3*       Letter of Intent by and between Radial Energy Inc. and Ziegler-Peru
            Inc. dated April 19, 2006.
10.4*       Joint Operating Agreement by and between Radial Energy Inc.,Ziegler-
            Peru Inc., and Compania Consultora de Petroleo, S.A. effective as of
            May 11, 2006.
10.5*       Employment Agreement by and between Radial Energy Inc. and G. Leigh
            Lyons dated March 10, 2006.
10.6*       Employment Agreement by and between Radial Energy Inc. and Omar
            Michel Hayes dated June 1, 2006.
10.7*       Assignment Agreement by and between Radial Energy Inc. and Pin
            Petroleum Partners Ltd. dated June 27, 2006.
31.1*       Certifications of the Chief Executive Officer provided pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*       Certifications of the Chief Financial Officer provided pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*       Certifications of the Chief Executive Officer and Chief Financial
            Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith.


                                                                              27
================================================================================

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           RADIAL ENERGY INC.


                           By:           /S/  G. LEIGH LYONS
                                ------------------------------------------------
                                G. Leigh Lyons
                                President, Chief Executive Officer, and Chief Financial Officer
                                (Principal Executive and Financial Officer)



Date:   August 17, 2006


                                                                              27
================================================================================

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT


3(i)        Articles of Merger filed with the Nevada Secretary of State effective as of April 3, 2006. (Incorporated by reference to Exhibit
            2 of Radial Energy Inc.'s Current Report on Form 8-K filed on April
            21, 2006.)
10.1*       Form of Subscription Agreement.
10.2*       Form of Common Stock Purchase Warrant.
10.3*       Letter of Intent by and between Radial Energy Inc. and Ziegler-Peru
            Inc. dated April 19, 2006.
10.4*       Joint Operating Agreement by and between Radial Energy Inc.,Ziegler-
            Peru Inc., and Compania Consultora de Petroleo, S.A. effective as of
            May 11, 2006.
10.5*       Employment Agreement by and between Radial Energy Inc. and G. Leigh
            Lyons dated March 10, 2006.
10.6*       Employment Agreement by and between Radial Energy Inc. and Omar
            Michel Hayes dated June 1, 2006.
10.7*       Assignment Agreement by and between Radial Energy Inc. and Pin
            Petroleum Partners Ltd. dated June 27, 2006.
31.1*       Certifications of the Chief Executive Officer provided pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*       Certifications of the Chief Financial Officer provided pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*       Certifications of the Chief Executive Officer and Chief Financial
            Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith.


                                                                              29
================================================================================