Form 10QSB
period 2006-09-30
RADIAL ENERGY, INC.
filed 2006-11-14
CIK 1282496

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


                        COMMISSION FILE NUMBER 333-113726


                               RADIAL ENERGY INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                               72-1580091
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


               1200 SMITH STREET, SUITE 1600, HOUSTON, TEXAS 77002
               ___________________________________________________
                    (Address of principal executive offices)


                  Issuer's telephone number: (713) 353-4963


          1313 EAST MAPLE ST., SUITE 223, BELLINGHAM, WASHINGTON 98225
          ____________________________________________________________
                 (Former address, if changed since last report)


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

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 6, 2006, 44,585,824 shares of common stock were issued and outstanding.


     Transitional Small Business Disclosure Format (Check one):   Yes |_| No |X|

================================================================================

                               RADIAL ENERGY INC.
                                TABLE OF CONTENTS

  PART I.   FINANCIAL INFORMATION


     Item 1. Financial Statements

             Interim Balance Sheets as of September 30, 2006 and December 31,
                2005 (Unaudited)............................................   4

             Interim Statements of Operations for the three and nine-month periods ended September 30, 2006 and 2005 and for the period from June 30, 2000 (Date of Inception) to September 30, 2006
                (Unaudited).................................................   5

             Interim Statements of Cash Flows for the nine-month period ended September 30, 2006 and 2005 and for the period from
                June 30, 2000 (Date of Inception) to September 30, 2006
                (Unaudited).................................................   6

             Interim Statement of Stockholders' Equity (Deficiency) for
                the period June 30, 2000 (Date of Inception) to September
                30, 2006 (Unaudited)........................................   7

             Notes to the Interim Financial Statements (Unaudited)..........   9


     Item 2. Management's Plan of Operation.................................. 20

     Item 3. Controls and Procedures......................................... 25


PART II.   OTHER INFORMATION


     Item 6. Exhibits.......................................................  27


SIGNATURES..................................................................  28

EXHIBIT INDEX ..............................................................  29


                                                                               2
================================================================================

                         PART I.--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               RADIAL ENERGY INC.

                       (formerly BV Pharmaceutical, Inc.)

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                               September 30, 2006

                             (Stated in US Dollars)

                                   (UNAUDITED)









                                                                               3
================================================================================


                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2006 and December 31, 2005
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                   September 30      December 31
                                                                        2006              2005
                                                                   ____________      ___________
                                     ASSETS
Current
   Cash                                                            $          -      $     1,211
   Prepaid expenses and deposit                                           7,857                -
   Current assets of discontinued operations - Note 12                        -            1,000
                                                                   ____________      ___________

                                                                          7,857            2,211

Equipment - Note 4                                                        1,980                -
Oil and gas properties - Note 5                                       2,418,426                -
                                                                   ____________      ___________

                                                                   $  2,428,263      $     2,211
                                                                   ============      ===========
                                   LIABILITIES

Current
   Bank indebtedness                                               $      2,529      $         -
   Accounts payable and accrued liabilities - Note 5                    774,012            8,435
   Due to related parties - Note 8                                       36,847                -
   Notes payable - Note 6                                               385,000                -
   Current liabilities of discontinued operations - Note 12                   -            7,500
                                                                   ____________      ___________

                                                                      1,198,388           15,935
                                                                   ____________      ___________
                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 7
   Authorized:
      75,000,000 common stock, $0.001 par value
   Issued:

      44,585,824 common stock (December 31, 2005: 151,065,824)           44,586          151,066
Additional paid-in capital     - shares                               2,250,810            6,180
                               - warrants                               904,950                -

Deficit accumulated during the development stage                     (1,970,471)        (170,970)
                                                                   ____________      ___________

                                                                      1,229,875          (13,724)
                                                                   ____________      ___________

                                                                   $  2,428,263      $     2,211
                                                                   ============      ===========

                             SEE ACCOMPANYING NOTES



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
              for the three and nine-month periods ended September
                                30, 2006 and 2005
 and for the period from June 30, 2000 (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                                                 June 30, 2000
                                                                                                                   (Date of
                                                        Three months ended               Nine months ended       Inception) to
                                                           September 30                    September 30          September 30,
                                                       2006            2005            2006             2005         2006
                                                       ___________   ____________   ___________   ____________    ___________

Administrative expenses

    Administration fees                                $     5,831   $          -   $    14,331   $          -    $    14,331
    Advertising and promotion                                    -              -             -              -          1,001
    Amortization                                               104              -           104              -            104
    Consulting fees - Note 8                                39,063            425        68,580            425        117,077
    Executive compensation and benefits - Note 8            82,800              -     1,342,000              -      1,342,000
    Filing fees                                              3,613              -         7,584          6,613         20,039
    Financing fees - Note 9                                 11,250              -        11,250              -         11,250
    Interest and bank charges                               29,179             24        30,567          2,588         38,181
    Investor relations                                      34,505              -        76,162              -         86,158
    Marketing management services                           17,460              -        46,610              -         46,610
    Office and miscellaneous                                 1,733            473         4,384          3,898         15,386
    Professional fees                                       63,281          3,399        88,693         11,009        129,331
    Rent                                                     5,097              -         7,419              -          7,924
    Telephone                                               14,419              -        15,987              -         17,858
    Transfer agent fees                                      1,745              -         4,802          1,581          4,802
    Travel and related costs                                67,493              -        84,944              -         84,994
    Website maintenance                                      1,897              -        13,991            273         16,120
                                                       ___________   ____________   ___________   ____________    ___________

Loss before other items                                   (379,470)        (4,321)   (1,817,408)       (26,387)    (1,953,116)


Other items:
    Other income                                                 -              -             -              -             58
    Gain on note payable forgiven - Note 7                       -              -         9,407              -          9,407
                                                       ___________   ____________   ___________   ____________    ___________

Net loss from continuing operations                       (379,470)        (4,321)   (1,808,001)       (26,387)    (1,943,651)


Income (loss) from discontinued operations - Note 12             -              -         8,500            480        (26,820)
                                                       ___________   ____________   ___________   ____________    ___________


Net loss for the period                                $  (379,470)  $     (4,321)  $(1,799,501)  $    (25,907)   $(1,970,471)
                                                       ===========   ============   ===========   ============    ===========


Basic loss per share from continuing operations        $     (0.01)  $      (0.00)  $     (0.03)  $      (0.00)
                                                       ===========   ============   ===========   ============

Basic income per share from discontinued operations    $         -   $          -   $      0.00   $       0.00
                                                       ===========   ============   ===========   ============

Weighted average number of shares outstanding           42,742,346    150,493,112    54,649,121    150,113,400
                                                       ===========   ============   ===========   ============

                             SEE ACCOMPANYING NOTES



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                  for the nine-month period ended September 30,
            2006 and 2005 and for the period from June 30, 2000 (Date
                       of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                                                 June 30, 2000
                                                                                                                   (Date of
                                                                                        Nine months ended        Inception) to
                                                                                          September 30,          September 30,
                                                                                       2006          2005            2006
                                                                                    ___________   ____________    ___________

Cash Flows from (used in) Operating Activities

   Net loss from continuing operations                                              $(1,808,001)  $    (26,387)   $(1,943,651)
   Deduct items not affecting cash:

      Amortization                                                                          104              -            104
      Gain on note payable forgiven                                                      (9,407)             -         (9,407)
      Stock issued for executive compensation                                         1,200,000              -      1,200,000
      Stock issued for financing fee                                                     19,600              -         19,600
   Changes in non-cash working capital balances related to operations:
      Prepaid expenses                                                                   (7,857)             -         (7,857)
      Accounts payable and accrued liabilities                                          765,984         (6,566)       774,419
                                                                                    ___________   ____________    ___________
                                                                                        160,423        (32,953)        33,208
                                                                                    ___________   ____________    ___________
Cash Flows used in Investing Activities
   Acquisition of equipment                                                              (2,084)             -         (2,084)
   Oil and gas properties                                                            (2,418,426)             -     (2,418,426)
                                                                                    ___________   ____________    ___________

                                                                                     (2,420,510)             -     (2,420,510)
                                                                                    ___________   ____________    ___________
Cash Flows from Financing Activities

   Bank indebtedness                                                                      2,529              -          2,529
   Increase in due to related parties                                                    36,847              -         36,847
   Capital stock issued                                                               1,852,500              -      1,952,475
   Increase in note payable                                                             365,000              -        365,000
   Convertible debentures                                                                     -          2,479         57,271
                                                                                    ___________   ____________    ___________

                                                                                      2,256,876          2,479      2,414,122
                                                                                    ___________   ____________    ___________
Increase (decrease) in cash from continuing operations                                   (3,211)       (30,474)        26,820

Increase (decrease) in cash from discontinued operations - Note 12                        2,000          7,980        (26,820)
                                                                                    ___________   ____________    ___________

Decrease in cash during the period                                                       (1,211)       (22,494)             -

Cash, beginning of the period                                                             1,211         24,964              -
                                                                                    ___________   ____________    ___________

Cash, end of the period                                                             $         -   $      2,470    $         -
                                                                                    ===========   ============    ===========

Non-cash Transactions - Note 11

                             SEE ACCOMPANYING NOTES



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                   INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
               (DEFICIENCY) for the period June 30, 2000 (Date of
                        Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                            Deficit
                                                                                          Accumulated
                                                             Additional Paid-in           During the
                                       Common Stock                Capital                Development
                                  *Shares      **ParValue    Shares     Warrants             Stage          Total
                                 ___________   __________    __________    ________       ___________     _________

Capital stock subscribed
pursuant to an offering
memorandum for cash
              - at $0.0000002    122,172,000   $ 122,172     $(121,968)    $      -       $         -     $     204
                                 ___________   __________    _________     ________       ___________     _________

Balance, December 31, 2000       122,172,000     122,172      (121,968)           -                 -           204
Capital stock issued pursuant
to a private placement
               - at $0.0025       27,108,400      27,108        40,663            -                 -        67,771
               - at $0.05            160,000         160         7,840            -                 -         8,000
Net loss for the year                      -           -             -            -           (69,885)      (69,885)
                                 ___________   __________    _________     ________       ___________     _________

Balance, December 31, 2001       149,440,400     149,440       (73,465)           -           (69,885)        6,090
Capital stock issued pursuant
to a private placement
               - at $0.05            480,000         480        23,520            -                 -        24,000
Net loss for the year                      -           -             -            -           (30,090)      (30,090)
                                 ___________   __________    _________     ________       ___________     _________

Balance, December 31, 2002       149,920,400     149,920       (49,945)           -           (99,975)            -
Net income for the year                    -           -             -            -               108           108
                                 ___________   __________    _________     ________       ___________     _________

Balance, December 31, 2003       149,920,400     149,920       (49,945)           -           (99,867)          108
Net loss for the year                      -           -             -                        (36,453)      (36,453)
                                 ___________   __________    _________     ________       ___________     _________

Balance, December 31, 2004       149,920,400     149,920       (49,945)           -          (136,320)      (36,345)

                                                                                                         .../cont'd

                             SEE ACCOMPANYING NOTES





                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                   INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY
               (DEFICIENCY) for the period June 30, 2000 (Date of
                        Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                            Deficit
                                                                                          Accumulated
                                                             Additional Paid-in           During the
                                       Common Stock                Capital                Development
                                  *Shares      **ParValue    Shares     Warrants             Stage          Total
                                 ___________   __________    __________    ________       ___________     _________


Capital stock issued pursuant
to conversion of convertible
debentures     - at $0.05          1,145,424       1,146        56,125            -                 -        57,271
Net loss for the year                      -           -             -            -           (34,650)      (34,650)
                                 ___________   __________    _________     ________       ___________     _________

Balance, December 31, 2005       151,065,824     151,066         6,180            -          (170,970)      (13,724)
Capital stock retired to the
treasury                        (116,000,000)   (116,000)       87,000            -                 -       (29,000)
Capital stock issued for
executive compensation
               - at $0.80          1,500,000       1,500     1,198,500            -                 -     1,200,000
Capital stock issued for loan
fee            - at $0.98             20,000          20        19,580            -                 -        19,600
Capital stock issued pursuant
to a private placement
               - at $0.25          8,000,000       8,000     1,087,050      904,950                 -     2,000,000
Finders' fees on private
placement                                  -           -      (147,500)           -                 -      (147,500)
Net loss for the period                    -           -             -            -        (1,799,501)   (1,799,501)
                                 ___________   __________    _________     ________       ___________     _________

Balance, September 30, 2006       44,585,824   $  44,586    $2,250,810     $904,950      $(1,970,471)    $1,229,875
                                 ===========   =========     =========     ========       ===========     =========

*     The common stock issued has been retroactively  restated to reflect a forward stock split of 1,500 new shares for one old share, effective January 5, 2001 and a forward split of four new shares for one old share, effective February 20, 2006 (Note 7).
**    The par value of common stock has been retroactively restated to reflect a change from no par value to a par value of $0.001 per share.


                             SEE ACCOMPANYING NOTES


                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (A Development Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                             (Stated in US Dollars)
                                   (UNAUDITED)


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

              The results of operations for the nine months ended September 30, 2006 are not indicative of the results that may be expected for the full year.

Note 2        CONTINUANCE OF OPERATIONS


              These interim financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $1,970,471 since its inception, has a working capital deficiency of $1,190,531 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.


              The Company has arranged a financing of up to $5,000,000 pursuant to a securities purchase agreement to issue and sell to the purchaser secured convertible debentures which shall be convertible into shares of the Company's common stock and will issue to the purchaser warrants to purchase the Company's common stocks (Note 10).

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 2



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

              Costs of acquiring and evaluating unproved properties are initially excluded from depletion calculations. These unevaluated properties are assessed periodically to ascertain whether impairment has occurred. When proved reserves are assigned or the property is considered to be impaired, the cost of the property or the amount of the impairment is added to costs subject to depletion calculations.

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

Note 4        EQUIPMENT


                                                September 30, 2006           December 31, 2005
                                    ____________________________________     _________________
                                                Accumulated
                                     Cost       Depreciation       Net              Net
                                    _______     ____________     _______            ___

             Computer equipment     $ 2,084        $ 104         $ 1,980            $ -
                                    =======        =====         =======            ===

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 3


Note 5        OIL AND GAS PROPERTIES


                                                          September 30,      December 31,
                                                               2006              2005
                                                          ______________     ____________


            Anticline Project
                Equipment and advance on exploration        $1,650,000           $ -
                Geological consulting                           68,426             -
                                                          ______________         ___

                                                             1,718,826             -

            Cherokee County Project
                Advance                                        700,000             -
                                                          ______________         ___

                                                            $2,418,426           $ -
                                                          ==============         ===




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

                  At September 30, 2006, the Company had advanced $1,650,000 towards the acquisition of the equipment.

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 4


Note 5        OIL AND GAS PROPERTIES - (cont'd)

              ii) Cherokee County Project

                  By an assignment agreement dated June 27, 2006 and amended September 29, 2006, the Company has agreed to acquire a working interest from a Canadian company in three separate exploratory oil and gas prospects located in Cherokee County, Texas, under three leasehold assignment agreements with a company in Texas. In consideration for the assignment, the Company has agreed to pay $700,000 on or before November 17, 2006, with the vendor retaining a 4% overriding royalty. The payment covers the Company's share of the estimated capital expenditures to drill and complete the first test wells on each of the three prospects. The leasehold agreement for all three prospects includes a 30% working interest before payout of initial investment of the Canadian company and a 22.5% working interest after payout, with payout determined on a per project basis.

                  In the event that the Company fails to make the payment, the Canadian company has the option to have the rights of the agreement revert back or to receive from the Company a penalty payment in the amount of 120% of the $700,000 consideration and at its option, the amount shall be convertible into the securities of the Company at a price equal to the lowest offering price of the Company's securities to the general public during the year ended December 31, 2006.

Note 6        NOTES PAYABLE - Note 7

              On July 12, 2006, the Company received $250,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 12, 2007.

              On July 31, 2006, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 31, 2007. The Company paid a loan fee by the issuance of 20,000 shares of common stock valued at $19,600.

              On September 19, 2006, the Company received $35,000, pursuant to a promissory note. The note is unsecured, non-interest bearing and is due September 19, 2006. The note was paid in full subsequent to September 30, 2006.

Note 7        CAPITAL STOCK - Notes 6 and 9

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 5


Note 7        CAPITAL STOCK - Notes 6 and 9 - (cont'd)

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

              On July 7, 2006, the Company issued 1,500,000 common shares at $0.80 per share to an officer of the Company pursuant to an employment agreement (Note 9).

              On July 21, 2006, the Company issued 8,000,000 units at $0.25 per unit for proceeds of $2,000,000 through the private placement offering approved by the Company on February 10, 2006. Each unit consists of one common share and one stock purchase warrant exercisable until August 4, 2008, into one common share at $0.30 per share. The Company recorded finders' fees totalling $147,500, $117,500 was paid at September 30, 2006 and the remaining $30,000 was paid subsequent to September 30, 2006.

              On July 31, 2006, the Company issued 20,000 common shares for a loan fee valued at $19,600 pursuant to a promissory note for $100,000.

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 6


Note 7        CAPITAL STOCK - Notes 6 and 9 - (cont'd)

              STOCK PURCHASE WARRANTS

              As of September 30, 2006, the Company had 8,000,000 warrants outstanding entitling the holder thereof the right to purchase one common share for each warrant held.

              The fair value of these warrants of $904,950 was determined using the Black-Scholes stock price valuation model with the following assumptions:

                  Expected share price volatility                     96%
                  Risk free interest rate                             4.91%
                  Expected dividend yield                             0.0%
                  Expected term in years                              2

Note 8        RELATED PARTY TRANSACTIONS - Notes 7 and 9

              The Company incurred the following amounts charged by a former director of the Company and directors and officers of the Company pursuant to employment agreements (Note 9):


                                                                                      June 30, 2000
                                                                                        (Date of
                                         Three months ended     Nine months ended     Inception) to
                                            September 30,         September 30,       September 30,
                                          2006         2005        2006      2005         2006
                                         _______       ____     __________   ____     _____________

             Consulting fees             $     -       $  -     $    9,000   $  -      $    9,000
             Executive  compensation
             and benefits                 82,800          -      1,342,000      -       1,342,000
                                         _______       ____     __________   ____      __________

                                         $82,800       $  -     $1,351,000   $  -      $1,351,000
                                         =======       ====     ==========   ====      ==========

              As at September 30, 2006, the due to related parties of $36,847 (December 31, 2005: $Nil) consists of expenses owing to the directors and officers of the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.


Note 9        COMMITMENTS - Notes 7 and 10

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 7




Note 9        COMMITMENTS - Notes 7 and 10 - (cont'd)

              ii) By an employment agreement dated June 1, 2006, with the Chief
                  Operating Officer of the Company, and effective June 1, 2006, the Company will pay $132,000 per year plus annual bonuses as determined by the Board of Directors of the Company. In addition, the Chief Operating Officer will receive a $400 per month auto allowance, $800 per month reimbursement of the costs of the medical insurance coverage and a minimum $1,000 per month for rental and administrative expenses to maintain an office. The Company may also issue stock options to the Chief Operating Officer as deemed appropriate by the Board of Directors. The term of the agreement is 3 years. In addition, during the nine months ended September 30, 2006, the Company issued 1,500,000 common shares restricted under the Securities and Exchange Commission Rule 144 for additional consideration for this agreement valued at $1,200,000.

              iii) By a business consulting agreement dated April 1, 2006, the
                  Company will pay $10,000 per month for investor relations services for a term of two years.

              iv) On August 23, 2006, the Company entered into a Letter of
                  Intent with a Columbian company, to enter into a joint operating agreement to acquire a twenty percent (20%) working interest in the right to explore and develop oil reserves and production located in Middle Magdalena Valley of Columbia. The Company's working interest will be subject to a joint operating agreement which is to be negotiated.

                  The Company will be required to contribute $2,200,000 in cash upon execution of the joint operating agreement, $350,000 will be due upon signing the joint operating agreement and another $350,000 will be due sixty days following the signing of the joint operating agreement. The remaining $1,500,000 will be due fifteen days following any capital call made by the Columbian company at any time following the execution of the joint operating agreement.

                  The Company will receive a 33.33% participation in distributions until payout of $1,500,000 of its investment, then after payout, the interest will remain at 20%.

                  The Company has until November 22, 2006 to enter into the joint operating agreement. If the company fails to enter into the agreement by the deadline, then the Columbian company will have no obligation to enter into the joint operating agreement. Further, if the Company fails to properly execute the joint operating agreement, it shall be liable for a termination fee of up to $200,000 as follows:

                  (a) $50,000, if the Company terminates at any time on or
                      before the date the Colombian government issues the appropriate authority to the Columbian Company to begin operations at the site;

                  (b) total of $100,000, if the Company terminates following the date the Colombian government issues such authority; and

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 8



Note 9        COMMITMENTS - Notes 7 and 10 - (cont'd)

              iv) - (cont'd)

                  (c) total of $200,000, if the Company terminates more than 30 days following the date the Columbian government issues such authority.

              v) The Company has an office lease for a term of one year from September 1, 2006 to August 31, 2007 at a monthly lease of $1,300. It will automatically renew for the same term. The termination clause in the agreement requires a notice of three months.

Note 10       SUBSEQUENT EVENTS - Note 7

              i) On October 2, 2006, the Company entered into a securities purchase agreement to issue up to $5,000,000 of secured convertible debentures which shall be convertible into common stock and stock purchase warrants to purchase common stock. Pursuant to the securities purchase agreement, the Company entered into an Investor Registration Rights Agreement, Security Agreement, and a Pledge and Escrow Agreement with the Purchaser. The Company will pay the purchaser a commitment fee of 10% of $5,000,000, which shall be paid proportionately upon each disbursement. In addition, the Company will pay the purchaser a non-refundable fee of $22,500 for structuring and due diligence in connection with this transaction ($11,250 paid during the nine months ended September 30, 2006).

                  The Company received $3,500,000 and the remaining $1,500,000 shall be funded within three business days after a registration statement for this debenture is declared effective by the Securities and Exchange Commission.

                  Pursuant to the securities purchase agreement, the Company issued to the purchaser 3,333,333 stock purchase warrants at an exercise price of $0.75 per share, 2,500,000 stock purchase warrants at an exercise price of $1.00 per share, 2,333,333 stock purchase warrants at an exercise price of $1.50 per share, and is obligated to issue to the purchaser an additional 1,000,000 stock purchase warrants at an exercise price of $1.50 per share when the final funding is received. The warrants will be exercisable for a term of five years. The Company has the option to force the purchaser to exercise the warrants within five days following the forced exercise notice assuming that there is sufficient number of shares of common stock to cover the underlying amount of warrants to be exercised and the daily Volume Weighted Average Price of the common stock for each of the five consecutive trading days prior to the forced exercised notice date is above the exercise price. The forced exercise notice shall be limited to 1/5 of the trading volume during the five day period. Any allowable forced exercise notice shall be reduced by any warrant amounts exercised by the purchaser during the five day period.

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 9


Note 10       SUBSEQUENT EVENTS - Note 7 - (cont'd)

              i) - (cont'd)

                  The debentures bear interest at 7.0% per annum, are due on October 2, 2009, secured by the assets of the Company and a pledge of common stock which shall include common stock held by the Company's officers and directors and the remaining shares shall be delivered in the form of a stock certificate in the name of the Company, to be held in escrow and are convertible into the Company's common stock, at the option of the purchaser at any time prior to redemption by the Company. The debentures will be convertible at a conversion price equal to the lesser of $1.0536 or 90% of the lowest volume weighted average daily closing price of the Company's common stock, during the 15 trading days immediately prior to the conversion date. The notes contain a provision whereby no holder is able to convert any part of the note into shares of the Company's common stock, if such conversion would result in beneficial ownership of the holder and its affiliates of more than 4.99% of the Company's then outstanding shares of common stock. The Company has the right at its option to redeem a portion or all amounts outstanding under the debentures by paying the holder the principal amount being redeemed plus a redemption premium of 20 to 30%.

              ii) On October 6, 2006, the Company entered into a Letter of
                  Intent with two companies in Denver, Colorado to participate in an Acreage Earning Agreement with a third party on acres of federal Wasatch/Mesa Verde formation leasehold interests which are located in Uintah County, Utah.

                  Pursuant to the agreement, the Company shall commit to the drilling of a minimum of three wells in 2007 and three wells in 2008 to test the property. The Company will carry the parties for 37.5% interest in the first three wells and will carry the parties for 12.5% working interest in the second three wells. Upon completion of the respective drilling obligations, the parties shall bear their 37.5% interest of all further wells, with the Company bearing the remaining 62.5% working interest. In the event the parties enter into an area of mutual interest with respect to any additional related acreage, such acreage shall be owned 62.5% by the Company and 12.5% by the two Colorado companies with the remaining 25% being offered to the third party. Should the Company fail to fund its share of the required wells during the first 2 year-period, it shall earn interest only in the drillsite spacing units and all undrilled acreage will revert back to the two companies.

                  The Company was required to enter into a Definitive Agreement setting out the final terms of the agreement by no later than October 25, 2006 and was required to pay to the two Colorado companies' finders' fees in the amount of $100,000. This amount was paid on October 19, 2006. This agreement has been extended to November 14, 2006.

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 4


Note 11       NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.

              During the nine month period ended September 30, 2006:

              - the Company repurchased 116,000,000 common shares by the issuance of a promissory note for $29,000.

              - the Company issued 1,500,000 common shares at $0.80 totalling $1,200,000 to a director of the Company pursuant to an employment agreement.

              - the Company issued 20,000 common shares for a financing fee valued at $19,600 pursuant to a promissory note.

              During the period ended September 30, 2005

              - the Company issued 286,356 common shares at $0.20 per share pursuant to the conversion of the $57,271 convertible debentures.

              These transactions have been excluded from the statements of cash flows.

Note 12       DISCONTINUED OPERATIONS

              During the nine months ended September 30, 2006, concurrent with the name change of the Company (Note 7), the Company announced its intention to shift its direction of business towards the acquisition, exploration and development of oil and gas projects. Previously, the Company's business was the collection, analysis and banking of personal DNA data. Assets, liabilities and results of operations from the Company's previous business have been disclosed as discontinued operations for the nine months ended September 30, 2006 and prior periods have been restated to conform with the current presentation.

              The balance sheets include the following amounts related to discontinued operations:


                                                                September 30,     December 31,
                                                                    2006              2005
                                                                _____________     ____________

            Current assets of discontinued operations:
              Accounts receivable                                   $   -            $1,000
                                                                    =====            ======

            Current liabilities of discontinued operations:
              Unearned revenue                                      $   -            $7,500
                                                                    =====            ======

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 11


Note 12       DISCONTINUED OPERATIONS - (cont'd)

              Net income (loss) from discontinued operations are as follows:



                                                                                        June 30,
                                                                                      2000 (Date of
                                         Three months ended     Nine months ended     Inception) to
                                           September 30,          September 30,       September 30,
                                         2006          2005      2006        2005         2006
                                         ____          ____     ______       ____     _____________
            Revenues
              License fees               $  -          $  -     $    -       $  -       $ 24,000
              Other income                  -             -      8,500        480         10,180
                                         ____          ____     ______       ____       ________

                                            -             -      8,500        480         34,180
                                         ____          ____     ______       ____       ________
            Administrative expenses
              Bad debt                      -             -          -          -          1,000
              Intellectual property
               acquisition costs            -             -          -          -         50,000
              Marketing research
               and development              -             -          -          -         10,000
                                         ____          ____     ______       ____       ________

                                            -             -          -          -         61,000
                                         ____          ____     ______       ____       ________
            Income (loss) from
             discontinued operations     $  -          $  -     $8,500       $480       $(26,820)
                                         ====          ====     ======       ====       ========


              Cash flows from discontinued operations are as follows:

                                                                                       June 30,
                                                                                     2000 (Date of
                                                               Nine months ended     Inception) to
                                                                 September 30,       September 30,
                                                                2006       2005          2006
                                                               _______    ______     _____________

            Net income (loss) from discontinued operations     $ 8,500    $  480       $(26,820)
            Changes in non-cash working capital balances
             related to operations
               Accounts receivable                               1,000         -              -
               Unearned revenue                                 (7,500)    7,500              -
                                                               _______    ______       ________

            Increase (decrease) in cash from discontinued
             operations                                        $ 2,000    $7,980       $(26,820)
                                                               =======    ======       ========


Note 13       COMPARATIVE FIGURES

              Certain of the comparative figures for the nine months ended September 30, 2005, have been reclassified to conform with the current periods presentation.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION

CAUTIONARY STATEMENT

     You should read the following discussion and analysis in conjunction with the financial statements and related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-QSB is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Registration Statement on Form SB-2 filed with the SEC on November 1, 2006, that discuss our business in greater detail.

     This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading "Risk Factors." We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

     As used in this Form 10-QSB, "we," "us" and "our" refer to Radial Energy Inc., which is also sometimes referred to as the "Company."

CORPORATE HISTORY

     Our company was incorporated in the State of Nevada on June 30, 2000, under the name of "All Printer Supplies.com." On April 17, 2003, we changed our name to "BV Pharmaceuticals, Inc." and became a provider of information and services in the areas of personal DNA collection, analysis, profiling, banking and DNA profile database maintenance. Effective as of April 3, 2006, through a statutory merger with our wholly owned subsidiary in which we were the surviving corporation, we changed our name to "Radial Energy Inc.", and we also changed our business plan as discussed below.

GENERAL

     In March 2006, we began a new business plan concentrating on the acquisition, exploration, development, and production of domestic and international oil and gas projects. Radial Energy's primary focus is on identifying previously drilled but subsequently abandoned wells that encountered and/or tested live oil or natural gas indicating the presence of marketable hydrocarbons, reservoir, and trap. As of the date of filing of this report, we have acquired working interests in projects in South America and in Texas and are continuing to explore other opportunities in North America and Latin America.


                                                                              20
================================================================================

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

     A third-party geological assessment conducted by Gustavson Associates of Boulder, Colorado, a consultant contracted by Radial Energy, estimates that the Block 100 project, if successful, may have recoverable in place reserves between
15.3 and 29.5 million barrels of oil (MMBO). While management believes the prospect is a low-risk opportunity to discover and develop a field with production potential, there can be no assurance the prospect will achieve such potential. The first well is expected to be drilled during the fourth quarter of 2006, with production anticipated by year end.

     CHEROKEE COUNTY, TEXAS

     Pursuant to an Assignment Agreement dated June 27, 2006, we acquired all of the rights and obligations of Pin Petroleum Partners Ltd., a Canadian company, under three leasehold assignment agreements to properties located in Cherokee County, Texas (collectively, the "Cherokee Agreements") with Skyline Energy LLC, a company based in Texas. The prospects involve three separate exploratory oil and gas prospects, known as the Junction Prospect, the Northwest Jacksonville


                                                                              21
================================================================================

Prospect, and the Highway 79 Prospect. As consideration for the assignment, we agreed to pay Pin Petroleum Partners a total of $700,000 by October 25, 2006 along with a four percent overriding royalty interest from our share of net revenue interest. On September 29, 2006, we entered into an amendment to the Assignment Agreement with Pin Petroleum Partners extending the payment date to November 17, 2006. We have not yet made any payments for the assignment as of the date of this report. Prior to the assignment, Pin Petroleum Partners had provided to the operator of the prospects, MLC Operating, LP, $443,790 to cover the original estimates for the drilling and completion costs for the initial well on each of the three prospects. This pre-payment by Pin Petroleum Partners has been assigned to Radial Energy. The funds will cover our share of the estimated capital expenditures to drill the first test wells on each of the three prospects. If one or more of these initial wells results in a successful discovery, the operator may request additional funds to cover completion costs if the original funds do not cover the current costs of completion. For each of the three prospects, we hold a 30% working interest before payout of initial investment, and a 22.5% working interest after payout, with payout determined on a project basis.

     The Junction Prospect is located in northwestern Cherokee County, approximately five miles southwest of Jacksonville, Texas. This oil and natural gas prospect's leasehold covers approximately 500 acres. The Northwest Jacksonville Prospect leasehold covers approximately 350 acres located in northern Cherokee County. The Highway 79 Prospect is located in northwestern Cherokee County, one mile west of Jacksonville, Texas, and the prospect leases cover approximately 340 net acres. While calculations based on preliminary geological analysis, reservoir studies and interpretation estimate that the prospects have oil and natural gas production potential, there is no assurance that any such potential will be achieved. We have begun drilling and testing in the prospects. Our drilling and testing in the Highway 79 Prospect resulted in an unsuccessful test, and we will not continue to explore in that prospect. We will continue to explore in the Junction Prospect and the Jacksonville Prospect.

     BLOCK, MIDDLE MAGDALENA VALLEY OF COLOMBIA

     Pursuant to a binding letter of intent dated August 23, 2006, Maxim Well Services Ltd. ("Maxim"), a company with its principal place of business in Bogota, Colombia, we agreed to negotiate and enter into a joint operating agreement, the purpose of which is for Radial Energy to acquire a 20% working interest in the right to explore and develop oil reserves and production on the 9,000 hectare (22,239 acre) "Bosque Block" located in prolific Middle Magdalena Valley of Colombia.

     We will be required to contribute $2.2 million in cash in stages beginning on execution of the joint operating agreement. Three Hundred Fifty Thousand Dollars ($350,000) will be due upon signing the joint operating agreement and another $350,000 will be due sixty (60) days following the signing of the joint operating agreement. The remaining $1,500,000 will be due 15 days following any capital call made by Maxim at any time following the execution of the joint operating agreement.

     Until such time that we recoup $1,500,000 of our investment, we will receive a 33.33% participation in distributions. Following recoupment of $1.5 million of our investment, our interest will remain at 20 percent.

     The parties intend to enter into the joint operating agreement by November 22, 2006. If the parties fail to enter into the joint operating agreement by November 22, 2006, then Maxim will have no obligation to enter into the joint operating agreement or accept the investment from us on the terms expressed in the letter of intent. Further, if we fail to properly execute the joint operating agreement, we will be liable to Maxim for a termination fee of up to $200,000 as follows: (a) $50,000 if we terminate at any time on or before the date the Colombian government issues the appropriate authority to Maxim to begin operations at the site, (b) a total of $100,000 if we terminate following the date the Colombian government issues such authority, and (c) a total of $200,000 if we terminate more than thirty (30) days following the date the Colombian government issues such authority.


                                                                              22
================================================================================

     ONGOING ACTIVITIES

     Additionally, management is currently investigating and in some cases is in negotiations with various parties in both the U.S. and Colombia to acquire both producing and prospective assets, but as of the date of this report had not reached formal agreement on any of these opportunities.

DESCRIPTION OF PROPERTY

     The agreements relating to the Block 100 prospect entitle us to a 20% working interest in oil and gas leases covering approximately 500 acres in the Huaya Anticline Project, Block 100 oil prospect located in the Ucayali Basin, Peru. The leases have a primary term of 30 years from and after March 2004.

     Pursuant to the Assignment Agreement and our resulting rights under the Cherokee Agreements for each of the Junction Prospect, the Northwest Jacksonville Prospect, and the Highway 79 Prospect, we hold a 30% working interest before payout of initial investment and a 22.5% working interest after payout. The leases have primary terms of three years and are renewable so long as drilling operations occur during the primary terms.

     Our principal office is located at 1200 Smith Street, Suite 1600, Houston, Texas 77002. We also rent a single office space located at 225 Marine Drive, Blaine, Washington 98230. The monthly rent for the Houston office is approximately $1,300 and the monthly rent and incidentals for the Washington office is approximately $800.

PLAN OF OPERATION

     Our business plan is to identify, acquire, and develop low-risk oil and gas exploration and development opportunities throughout North and South America, with a primary focus on identifying previously drilled but subsequently abandoned exploratory wells that encountered and/or tested live oil or natural gas. We are flexible in our approach and will pursue opportunities as they arise both in North America and in countries throughout Latin America that are friendly to foreign investments, where factors such as lower production taxes and positive government incentives provide for significant opportunities with low risk. We plan to become the operator of record in the majority of our future projects. To date, execution of our business plan has largely focused on acquiring prospective rights to oil and gas leases and properties. We intend to establish a going forward exploration and development plan.

     Since inception, we have funded our operations primarily from the private placement of common stock and warrants. Although we expect that, during the next 12 months, our operating capital needs will be met from our current economic resources and by additional private capital stock transactions, there can be no assurance that funds required will be available on terms acceptable to us or at all. Without additional financing, we expect that our current working capital will be able to fund our operations through the first half of 2007. If we are unable to raise sufficient funds on terms acceptable to us, we may be unable to complete our business plan. If equity financing is available to us on acceptable terms, it could result in additional dilution to our stockholders.

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


                                                                              23
================================================================================

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


RISK FACTORS

     An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this report, including financial statements and notes thereto of our company, before deciding to invest in our common stock. In addition, you should carefully review the "Risk Factors" set forth in our Registration Statement on Form SB-2 filed with the SEC on November 1, 2006 and hereby incorporated by reference. The risks described therein are not the only ones facing our company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

     From inception to September 30, 2006, we had a loss of $1,970,471. Of this amount, $379,470 was generated in the three-month period ended September 30, 2006 and $1,799,501 was generated in the nine-month period ended September 30, 2006, as compared to $4,321 and $25,907, respectively, for the comparable periods in 2005.

     Administrative expenses increased from $4,321 for the three-month period ended September 30, 2005 to $379,470 for the comparable period in 2006 and increased from $26,387 for the nine-month period ended September 30, 2005 to $1,817,408 for the same period in 2006. The costs expended for the three and nine months ended in 2006 include $39,063 and $68,580, respectively, for consulting fees; $34,505 and $76,162, respectively, for investor relations


                                                                              24
================================================================================
services; $67,493 and $84,944, respectively, for travel and related costs; $82,800 and $1,342,000, respectively, for executive compensation and benefits; $63,281 and $88,693, respectively, for professional fees; $17,460 and $46,610, respectively, for marketing management services; $5,097 and $7,419, respectively, for rent for office space; and $29,179 and $30,567, respectively, for interest and bank charges. During the comparable periods in 2005, we expended $425 and $425, respectively, for consulting fees; $24 and $2,588, respectively, for interest and bank charges; and $3,399 and $11,009, respectively, for professional fees. We are spending considerable time traveling in Latin America for our ongoing operations, especially in Peru and Colombia. We expect to continue to undertake trips to manage and represent our company during any operational activities occurring on existing assets, and to perform and manage all new business development activities, especially those relating to due diligence efforts for new projects under letters of intents or in various stages of negotiation. For this reason, operating expenses related to this effort are expected to be higher than the past through the end of 2006. Currently, we plan to have a representative present during the drilling of the first well on the Block 100 project, now scheduled to start mid-November.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2006, our total assets were $2,428,263, which included prepaid expenses of $7,857 and $1,980 in computer equipment. In addition, it included $2,418,426 we invested in the Anticline project and the Cherokee County project. Our total liabilities were $1,198,388, all of which were current, resulting in a deficiency in working capital of $1,190,531. As of December 31, 2005, our total assets were $2,211, all of which were current, and our total liabilities were $15,935. The increase in total assets is a result of an increase in cash from the sale of our equity units as part of a private placement which commenced in February 2006 from which we received total cash proceeds of $1,850,000. For a discussion on our investments to date with respect to our current exploratory projects, see also the discussion in the Business section above.

     Despite our net loss from continuing activities of $1,808,001 for the nine-month period ended September 30, 2006 and our investment and costs associated with our oil and gas exploration participations of $2,418,426, we have been able to obtain additional operating capital through private equity funding sources. Our Management's plan includes the continued development and eventual implementation of our business plan as discussed in the Plan of Operation section above. We have relied upon equity funding since inception.

     As of the date of this report, we have yet to generate any revenues from operations of our new core business. From inception to September 30, 2006, we have accumulated losses of $1,970,471 and expect to incur further losses in the development of our business, all of which casts doubt about Radial Energy's ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due.

OFF-BALANCE SHEET ARRANGEMENTS

     We have no off-balance sheet arrangements at September 30, 2006.


ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term


                                                                              25
================================================================================
is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or in other factors that could materially affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.









                                                                              26
================================================================================

                           PART II--OTHER INFORMATION


ITEM 6.  EXHIBITS

10.1 Letter of Intent by and between Radial Energy Inc. and Maxim Well Services Ltd. dated August 23, 2006. (Translated into English and filed pursuant to Rule 306 of Regulation S-T).

10.2 Amendment to Assignment Agreement by and between Radial Energy Inc. and Pin Petroleum Partners Ltd. dated September 29, 2006.

31.1 Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.









                                                                              27
================================================================================

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 RADIAL ENERGY INC.


                                 By: /s/  G. LEIGH LYONS
                                     ___________________________________________
                                     G. Leigh Lyons
                                     President, Chief Executive Officer, and
                                     Chief Financial Officer
                                     (Principal Executive and Financial Officer)



Date:   November 14, 2006
















                                                                              28
================================================================================

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT


10.1 Letter of Intent by and between Radial Energy Inc. and Maxim Well Services Ltd. dated August 23, 2006. (Translated into English and filed pursuant to Rule 306 of Regulation S-T).

10.2 Amendment to Assignment Agreement by and between Radial Energy Inc. and Pin Petroleum Partners Ltd. dated September 29, 2006.

31.1 Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




























                                                                              29
================================================================================