Form 10KSB/A
period 2005-12-31
RADIAL ENERGY, INC.
filed 2007-02-21
CIK 1282496

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 1


                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


                            For the fiscal year ended

                                December 31, 2005


                               RADIAL ENERGY INC.
                       (FORMERLY BV PHARMACEUTICAL, INC.)
                 ______________________________________________
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


                          1200 Smith Street, Suite 1600
                              Houston, Texas 77002
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


                    Issuer's telephone number: (713) 353-4963


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

Transitional Small Business Format (check one): Yes [ ] No [X]

                                EXPLANATORY NOTE

This Annual Report on Form 10-KSB/A is being filed as Amendment No. 1 to the Annual Report on Form 10-KSB of Radial Energy Inc. (formerly BV Pharmaceutical, Inc.) for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the "SEC") on March 28, 2006 (the "Original Form 10-KSB"). This Amendment is being filed in response to comments from the SEC resulting from their review of the Company's Form SB-2 (filed on November 1, 2006). Except as expressly stated in this Amendment No. 1, the amended annual report speaks only as of the filing date of the Original Form 10-KSB and generally does not reflect any events occurring after December 31, 2005. See the Company's Form 10-QSB's for the fiscal quarters during 2006 and its Form 8-K's filed with the SEC since December 31, 2005 for updated information about the Company's financial affairs.

ITEM 1. DESCRIPTION OF BUSINESS

                           FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements by the registrant based on its current expectations about its business and its industry. You can identify these forward-looking statements when you see words such as "EXPECT," "ANTICIPATE," "ESTIMATE" and other similar expressions. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those anticipated in these forward-looking statements as a result of such risk factors as discussed in Business Description, Risk Factors and elsewhere in this annual report. The REGISTRANT undertakes no obligation to publicly update any forward-looking statements for any reason, even in the event new information becomes available or other events occur in the future.

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

DISTRIBUTION

We plan to deliver our services through our website. As of the date of this annual report on Form 10-KSB, we have an Internet service provider, web site developer and a basic web site, all of which will be necessary to execute our plan of business. We plan to establish our market through email advertising and through licensing the service to third parties on a geographic basis; that is, we will grant licenses to persons or business entities to offer our services in certain, specific geographic areas, such as, the Province of Alberta, Canada or the State of Texas. We have not yet established any specific geographic areas, and intend to do so only when we have a third party interested in obtaining a license for a specific area. We do not currently have any licenses or licensees, and have not been in contact with or negotiated with anyone for any such license. We have not conducted any market testing to determine the size of the market for our services.

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

NEW PRODUCTS OR SERVICES.

Other than the services described in this report, we currently have no new products or services announced or planned to be announced to the public.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

As of the date of this report, we have established initial contact with DNA sample kit suppliers and DNA testing facilities. We have not entered into any arrangement or agreements to date.

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

ITEM 6. PLAN OF OPERATIONS

The discussion contained in this report contains "FORWARD-LOOKING STATEMENTS" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "BELIEVES," "EXPECTS," "MAY," "SHOULD" or "ANTICIPATES" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this report are applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Important factors that could cause or contribute to these differences include those discussed under the caption entitled "RISK FACTORS," as well as those discussed elsewhere in this annual report.

We are an exploration stage company with limited operations or revenues. We are unable to satisfy cash requirements without management's financial support or other funding. Our management and certain investors have made $149,975 of capital contributions to our business. The Company has raised the total of $99,975 through Private Placements and in January of 2004 the Company issued two convertible debentures in the principal amount of $25,000 each, at an interest rate of 10% per annum, for a total principal amount of $50,000 to two separate unrelated non-US parties. We anticipate, but have no assurance, that we may need to meet our cash requirements for the foreseeable future through the financial support of our management. Management's capital contributions will be accomplished through interest bearing promissory notes between our company and management. We have not determined the amount of funds that will be necessary for management to contribute at this time. Nor is there any assurance our management will have funds available to loan us as and when we require funds. In this event, we will be required to seek loans and/or equity funding from third parties, and there is no assurance we will be able to do so.

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
V6C 2T7                                               E-MAIL:  amishan@telus.net



                             BV PHARMACEUTICAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2005 and 2004
                             (STATED IN US DOLLARS)

                                                            2005          2004
                                                          _________     _________


                                     ASSETS

Current
   Cash                                                   $   1,211     $  24,964
   Accounts receivable                                        1,000         2,000
                                                          _________     _________
                                                          $   2,211     $  26,694
                                                          =========     =========

                                   LIABILITIES

Current
   Accounts payable and accrued liabilities               $   8,435     $   8,517
   Unearned revenue                                           7,500             -
   Current portion of convertible debentures - Note 3             -        50,000
                                                          _________     _________
                                                             15,935        58,517
Convertible debentures - Note 3                                   -         4,792
                                                          _________     _________
                                                             15,935        63,309
                                                          _________     _________

                            STOCKHOLDERS' DEFICIENCY

Capital stock - Notes 3, 4 and 7 Authorized:
      75,000,000 common stock, $0.001 par value
   Issued:
      151,065,824 common shares (2004:149,920,400)          151,066       149,920
Additional paid-in capital                                    6,180       (49,945)
Deficit accumulated during the development stage           (170,970)     (136,320)
                                                          _________     _________
                                                            (13,724)      (36,345)
                                                          _________     _________
                                                          $   2,211     $  26,964
                                                          =========     =========

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


                                                                                    June 30, 2000
                                                                                      (Date of
                                                             Years ended            Inception) to
                                                             December 31,           December 31,
                                                        2005               2004         2005
                                                  ____________     ____________     _____________

Revenue
   License fees                                   $          -     $     14,000     $      24,000
   Other income                                            480            1,258             1,738
                                                  ____________     ____________     _____________

                                                           480           15,258            25,738
                                                  ____________     ____________     _____________

Administrative expenses
   Advertising and promotion                                 -                -             1,001
   Bad debt                                              1,000                -             1,000
   Consulting fees                                         425            9,400            48,497
   Filing fees                                           7,704            4,426            12,455
   Interest and bank charges                             2,609            5,005             7,614
   Investor relations                                        -                -             9,996
   Marketing research and development                        -           10,000            10,000
   Office and miscellaneous                              5,727            5,044            12,873
   Professional fees                                    17,392           16,786            40,638
   Rent                                                      -                -               505
   Intellectual property acquisition costs                   -                -            50,000
   Website maintenance                                     273            1,050             2,129
                                                  ____________     ____________     _____________

                                                        35,130           51,711           196,708
                                                  ____________     ____________     _____________

Net loss for the period                           $    (34,650)    $    (36,453)    $    (170,970)
                                                  ============     ============    =============

Basic loss per share                              $      (0.00)    $      (0.00)
                                                  ============     ============

Weighted average number of shares outstanding
 - Notes 2 and 4                                   150,353,464      149,920,400
                                                  ============     ============


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


                                                                                June 30, 2000
                                                                                (Date of
                                                          Years ended           Inception) to
                                                          December 31,          December 31,
                                                      2005          2004        2005
                                                    _________     _________     _____________

Cash Flows used in Operating Activities
   Net loss for the period                          $ (34,650)    $ (36,453)     $ (170,970)
   Changes in non-cash working capital balances
    balances related to operations:
      Accounts receivable                               1,000        (2,000)         (1,000)
      Accounts payable and accrued liabilities            (82)        4,917           8,435
      Unearned revenue                                  7,500             -           7,500
                                                    _________     _________      __________
                                                      (26,232)      (33,536)       (156,035)
                                                    _________     _________      __________

Cash flows from Financing Activities
   Capital stock issued                                     -             -          99,975
   Convertible debentures                               2,479        54,792          57,271
                                                    _________     _________      __________
                                                        2,479        54,792         157,246
                                                    _________     _________      __________

Increase (decrease) in cash during the period         (23,753)       21,256           1,211

Cash, beginning of the period                          24,964         3,708               -
                                                    _________     _________      __________

Cash, end of the period                             $   1,211     $  24,964      $    1,211
                                                    =========     =========      ==========

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

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                     Additional     During the
                                                               Common Stock           Paid-in       Development
                                                       *Shares       **Par Value      Capital          Stage          Total
                                                     ___________     ___________     __________     ___________     _________


Capital stock subscribed pursuant to an offering
memorandum for cash              - at $0.0000002     122,172,000      $ 122,172      $ (121,968)    $         -     $     204
                                                     ___________      _________      __________     ___________     _________

Balance, December 31, 2000                           122,172,000        122,172        (121,968)              -           204

Capital stock issued pursuant to a private
 placement                          - at $0.0025      27,108,400         27,108          40,663               -        67,771
                                      - at $0.05         160,000            160           7,840               -         8,000
Net loss for the year                                          -              -               -         (69,885)      (69,885)
                                                     ___________      _________      __________     ___________     _________

Balance, December 31, 2001                           149,440,400        149,440         (73,465)        (69,885)        6,090
Capital stock issued pursuant to a private
 placement                            - at $0.05         480,000            480          23,520               -        24,000
Net loss for the year                                          -              -               -         (30,090)      (30,090)
                                                     ___________      _________      __________     ___________     _________

Balance, December 31, 2002                           144,920,400        149,920         (49,945)        (99,975)            -
Net income for the year                                        -              -               -             108           108
                                                     ___________      _________      __________     ___________     _________

Balance, December 31, 2003                           149,920,400        149,920         (49,945)        (99,867)          108
Net loss for the period                                        -              -               -         (36,453)      (36,453)
                                                     ___________      _________      __________     ___________     _________

Balance, December 31, 2004                           149,920,400        149,920         (49,945)       (136,320)      (36,345)
Capital stock issued pursuant to conversion of
 convertible debentures               - at $0.05       1,145,424          1,146          56,125               -        57,271
Net loss for the period                                        -              -               -         (34,650)      (34,650)
                                                     ___________      _________      __________     ___________     _________

Balance, December 31, 2005                           151,065,824      $ 151,066      $    6,180     $  (170,970)    $ (13,724)
                                                     ===========      =========      ==========     ===========     =========


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

BV Pharmaceutical, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(STATED IN US DOLLARS) - Page 2


Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

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

BV Pharmaceutical, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(STATED IN US DOLLARS) - Page 3


Note 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (cont'd)

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

BV Pharmaceutical, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(STATED IN US DOLLARS) - Page 4


Note 3        CONVERTIBLE DEBENTURES

                                                             2005       2004
                                                             ____     _________
            On January 15, 2004 the Company issued two
            convertible debentures in the principal amount
            of $25,000 each, bearing interest at 10% per
            annum and secured by the general credit of the
            Company. These debentures were convertible into
            common shares of the Company on the basis of
            $0.20 per common share for each $1 of principal
            and interest accrued thereon, at the option of
            the debenture holder, up to January 15, 2006.
            During the year ended December 31, 2005, all
            of the outstanding principal and interest were
            converted into common shares of the Company at
            the prescribed price.
                                                             $  -     $ 54,792

            Less: current portion                               -      (50,000)
                                                             ____     ________
                                                             $  -     $  4,792
                                                             =====    ========

Note 4        CAPITAL STOCK - Notes 3 and 7

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

              On February 10, 2006, the Company repurchased a total of 29,000,000 common shares from the President of the Company by the issuance of a promissory note for $29,000. The promissory note bears interest at 8% per annum and is due August 10, 2006.

              Effective on February 20, 2006, the Company forward split its issued common stock on the basis of four new for one old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock splits. There was no effect on the Company's authorized share capital.

              The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission's Staff Accounting Bulletin, Topic 4c. In actuality, the forward stock split, of four for one is effective after the Company's repurchase of 29,000,000 common shares. Consequently, the number of shares actually issued immediately prior to the split was 8,766,456 common shares. The actual number of common shares, both pre-forward split and post-forward split, are less than the number of common shares authorized of 75,000,000.

BV Pharmaceutical, Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004
(STATED IN US DOLLARS) - Page 5


 Note 5       FUTURE INCOME TAXES

              Future income tax assets and liabilities are recognized for temporary differences between the carrying amount of the balance sheet items and their corresponding tax values as well as for the benefit of losses available to be carried forward to future years for tax purposes that are more likely-than-not to be realized.

              Significant components of the Company's future tax assets and liabilities, after applying enacted corporate income tax rates, are as follows:

                                                    2005          2004
                                                  ________      ________

            Future income tax assets
               Net tax losses carried forward     $ 49,928      $ 36,415
            Less: valuation allowance              (49,928)      (36,415)
                                                  ________      ________
                                                  $      -      $      -
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

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to our costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     31.2 Certification by G. Leigh Lyons, Chief Financial Officer required by Rule 13a-14(a)

     32.1 Certification by G. Leigh Lyons pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification by G. Leigh Lyons pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     In accordance with the requirements of the Securities Act of 1934, the registrant caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  FEBRUARY 20, 2007          RADIAL ENERGY INC.
                                  (FORMERLY BV PHARMACEUTICAL, INC.)



                                  By: /s/ G. LEIGH LYONS
                                  _______________________
                                  G. Leigh Lyons,
                                  President and Director