Form 10QSB/A
period 2006-03-31
RADIAL ENERGY, INC.
filed 2007-02-21
CIK 1282496

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A


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


               1200 Smith Street, Suite 1600, Houston, Texas 77002
               ___________________________________________________
               (Address of principal executive offices) (Zip Code)


                               Tel: (713) 353-4963
                _________________________________________________
                Registrants telephone number, including area code



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

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

ITEM  1      FINANCIAL STATEMENTS                                         4

ITEM  2      MANAGEMENT'S DISCUSSION OF OPERATIONS AND
             FINANCIAL CONDITION                                         11

ITEM  3      CONTROLS AND PROCEDURES                                     18

PART II      OTHER INFORMATION                                           18

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K                            19

ITEM 7       SIGNATURES                                                  20

                                  EXPLANATORY NOTE

This Annual Report on Form 10-QSB/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-QSB of Radial Energy Inc. for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on May 19, 2006 (the "Original Form 10-QSB"). This Amendment is being filed in response to comments from the SEC resulting from their review of the Company's Form SB-2 (filed on November 1, 2006). Except as expressly stated in this Amendment No. 1, generally the amended quarterly report speaks only as of the filing date of the Original Form 10-KSB and generally does not reflect any events occurring after December 31, 2005. See the Company's Form 10-QSB's for the fiscal quarters during 2006 subsequent to the period covered by the Original Form 10-QSB and its Form 8-K's filed with the SEC since March 31, 2006 for updated information about the Company's financial affairs.

ITEM  1      FINANCIAL STATEMENTS


















                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                 March 31, 2006

                                   (Unaudited)

                             (Stated in US Dollars)


                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                      March 31, 2006 and December 31, 2005
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

Capital stock - Note 4
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
                                                                   =========      =========


                             SEE ACCOMPANYING NOTES



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three-month period ended March 31, 2006 and 2005
   and for the period from June 30, 2000 (Date of Inception) to March 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                            June 30, 2000
                                                                                              (Date of
                                                                 Three months ended         Inception) to
                                                                      March 31,               March 31,
                                                                2006            2005            2006
                                                           ___________     ____________     ____________

Revenue
    License fees                                           $         -     $          -     $     24,000
    Other income                                                 8,500              480           10,238
                                                           ___________     ____________     ____________
                                                                 8,500              480           34,238
                                                           ___________     ____________     ____________
Administrative expenses
    Advertising and promotion                                        -                -            1,001
    Bad debt                                                         -                -            1,000
    Consulting fees - Note 5                                    13,954                -           62,451
    Filing fees                                                  1,981            5,047           14,436
    Intellectual property acquisition costs                          -                -           50,000
    Interest and bank charges                                      473            1,288            8,087
    Investor relations                                          10,000                -           19,996
    Marketing research and development                               -                -           10,000
    Office and miscellaneous                                     2,713            3,379           15,586
    Professional fees                                            6,868            5,222           47,506
    Rent                                                             -                -              505
    Travel                                                       5,420                -            5,420
    Website maintenance                                              -                -            2,129
                                                           ___________     ____________     ____________
                                                                41,409           14,936          238,117
                                                           ___________     ____________     ____________
Loss before other item                                         (32,909)         (14,456)        (203,879)

Other item:
    Gain on note payable forgiven - Note 4                       9,407                -            9,407
                                                           ___________     ____________     ____________
Net loss for the period                                    $   (23,502)    $    (14,456)    $   (194,472)
                                                           ===========     ============     ============
Basic loss per share                                       $     (0.00)    $      (0.00)
                                                           ===========     ============
Weighted average number of shares outstanding - Note 4      87,910,268      149,920,400
                                                           ===========     ============


                             SEE ACCOMPANYING NOTES



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
            for the three-month period ended March 31, 2006 and 2005
   and for the period from June 30, 2000 (Date of Inception) to March 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                            June 30, 2000
                                                                                              (Date of
                                                                 Three months ended         Inception) to
                                                                      March 31,               March 31,
                                                                2006            2005            2006
                                                           ___________     ____________     ____________


Cash Flows used in Operating Activities
   Net loss for the period                                 $   (23,502)    $    (14,456)    $   (194,472)
   Deduct item not affecting cash:
      Gain on note payable forgiven                             (9,407)               -           (9,407)
   Changes in non-cash working capital
   balances related to operations:
      Accounts receivable                                        1,000                -                -
      Prepaid expenses                                         (10,011)               -          (10,011)
      Accounts payable and accrued liabilities                   9,453              173           17,888
      Unearned revenue                                          (7,500)               -                -
                                                           ___________     ____________     ____________
                                                               (39,967)         (14,283)        (196,002)
                                                           ___________     ____________     ____________
Cash flows from Financing Activities
   Capital stock issued                                              -                -           99,975
   Decrease in note payable                                    (20,000)               -          (20,000)
   Convertible debentures                                            -            1,233           57,271
   Shares subscribed                                           250,000                -          250,000
                                                           ___________     ____________     ____________
                                                               230,000            1,233          387,246
                                                           ___________     ____________     ____________
Increase (decrease) in cash during the period                  190,033          (13,050)         191,244

Cash, beginning of the period                                    1,211           24,964                -
                                                           ___________     ____________     ____________
Cash, end of the period                                    $   191,244     $     11,914     $    191,244
                                                           ===========     ============     ============
Non-cash Transactions - Note 8


                             SEE ACCOMPANYING NOTES



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
       for the period June 30, 2000 (Date of Inception) to March 31, 2006
                                   (Unaudited)
                             (Stated in US Dollars)

                                                                                                     Deficit
                                                                                                   Accumulated
                                                              Additional    Shares      Subs-      During the
                                          Common Stock         Paid-in      Subs-      cription    Development
                                     *Shares     **ParValue    Capital      cribed    receivable      Stage         Total
                                    ___________  __________   __________   ________   __________   ____________   _________

Capital     stock     subscribed
pursuant     to      an offering
memorandum for cash
                  - at $0.0000002   122,172,000  $  122,172   $ (121,968)  $      -   $       -     $        -    $     204
                                    ___________  __________   __________   ________   __________   ____________   _________
Balance, December 31, 2000          122,172,000     122,172     (121,968)         -           -              -          204
Capital stock issued pursuant to
a private placement
               - at $0.0025          27,108,400      27,108       40,663          -           -             -        67,771
               - at $0.05               160,000         160        7,840          -           -             -         8,000
Net loss for the year                         -           -            -          -           -        (69,885)     (69,885)
                                    ___________  __________   __________   ________   __________   ____________   _________
Balance, December 31, 2001          149,440,400     149,440      (73,465)         -           -        (69,885)       6,090
Capital stock issued  pursuant to
a private placement
               - at $0.05               480,000         480       23,520          -           -              -       24,000
Net loss for the year                         -           -            -          -           -        (30,090)     (30,090)
                                    ___________  __________   __________   ________   __________   ____________   _________
Balance, December 31, 2002          149,920,400     149,920      (49,945)         -           -        (99,975)           -
Net income for the year                       -           -            -          -           -            108          108
                                    ___________  __________   __________   ________   __________   ____________   _________
Balance, December 31, 2003          149,920,400     149,920      (49,945)         -           -        (99,867)         108
Net loss for the year                         -           -            -                      -        (36,453)     (36,453)
                                    ___________  __________   __________   ________   __________   ____________   _________
Balance, December 31, 2004          149,920,400     149,920      (49,945)         -           -       (136,320)     (36,345)
Capital stock issued  pursuant to
conversion     of     convertible
debentures     - at $0.05             1,145,424       1,146       56,125          -           -              -       57,271
Net loss for the year                         -           -            -          -           -        (34,650)     (34,650)
                                    ___________  __________   __________   ________   __________   ____________   _________
Balance, December 31, 2005          151,065,824     151,066        6,180          -           -       (170,970)     (13,724)
Capital   stock  retired  to  the                                                                                   (29,000)
treasury                            (116,000,00)   (116,000)      87,000          -           -              -
Shares subscribed                             -           -            -    350,000           -              -      350,000
Subscription receivable                       -           -            -          -    (100,000)             -     (100,000)
Net loss for the period                       -           -            -          -           -        (23,502)     (23,502)
                                    ___________  __________   __________   ________   __________   ____________   _________
Balance, March 31, 2006              35,065,824  $   35,066   $   93,180   $350,000   $(100,000)    $ (194,472)   $ 183,774
                                    ===========  ==========   ==========   ========   ==========   ============   =========

* The common stock issued has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share, effective on January 5, 2001, and a forward split of 4 new shares for one old share, effective February 20, 2006 (Note 4).

** The par value of common stock has been retroactively restated to reflect a change from no par value to a par value of $0.001 per share.


                             SEE ACCOMPANYING NOTES


                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                             March 31, 2006 and 2005
                                   (Unaudited)
                             (Stated in US Dollars)


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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006 and 2005
(Unaudited)
(Stated in US Dollars) - Page 2


NOTE 3        ADDITIONAL ACCOUNTING POLICIES

              EXPLORATION STAGE COMPANY

              The Company complies with Financial Accounting Standard Board Statement No. 7 the Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an Exploration Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts will consider only those losses for the period from Inception to March 31, 2006. Effective April 1, 2006, the cumulative amounts for the statements of operations and cash flows will reflect the Company's new exploration stage activity.

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

              If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the "full cost ceiling" the excess is expensed in the period such excess occurs. The "full cost ceiling" is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

              Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre. Royalties paid net of any tax credits received are netted with oil and gas sales.

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006 and 2005
(Unaudited)
(Stated in US Dollars) - Page 3


NOTE 4        CAPITAL STOCK

              Effective on January 5, 2001, the Company forward split its issued common stock on the basis of 1,500 new for one old.

              On May 25, 2004, the Company amended its authorized capital stock to 75,000,000 common shares with a par value of $0.001 per share. The number of authorized shares and the par value per share as referred to in these financial statements has been restated wherever applicable to give retroactive effect to this amendment. On February 10, 2006, the Company repurchased a total of 29,000,000 common shares at $0.001 per share from the previous President of the Company by the issuance of a promissory note for $29,000 bearing interest at 8% per annum and due August 10, 2006. The Company repaid $20,000 of the promissory note on March 27, 2006, which was accepted as payment in full. Consequently the balance of the note and related interest was written off during the three months ended March 31, 2006.

              Effective on February 20, 2006, the Company forward split its issued common stock on the basis of four new for one old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock splits. There was no effect on the Company's authorized share capital.

              The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission's Staff Accounting Bulletin, Topic 4c. In actuality, the forward stock split, of four for one is effective after the Company's repurchase of 29,000,000. Consequently, the number of shares actually issued immediately prior to the split was 8,766,456 common shares. The actual number of common shares, both pre-forward split and post-forward split, are less than the number of common shares authorized of 75,000,000.

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

              On March 29, 2006, the officers of the Company decided to pursue a new direction and in order to facilitate a name change approved a plan of merger between the Company and Radial Energy Inc. ("REI") a newly incorporated wholly-owned inactive subsidiary incorporated in the State of Colorado on April 10, 2006. Under the plan of merger, the common shares of REI were cancelled and all assets of REI shall become assets of the Company and all liabilities of REI shall be assumed by the Company and REI shall cease to exist and the Company will change its name to Radial Energy Inc. The purpose of the merger was to facilitate a name change to Radial Energy Inc.

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006 and 2005
(Unaudited)
(Stated in US Dollars) - Page 4


NOTE 5        RELATED PARTY TRANSACTION

              During the three months ended March 31, 2006, the Company incurred $9,000 (March 31, 2005: $Nil) in consulting fees charged by a former director of the Company.

NOTE 6        COMMITMENTS

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

NOTE 7        SUBSEQUENT EVENTS - Note 3

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

              ii) By a business  consulting  agreement  dated April 1, 2006, the
                  Company will pay $10,000 per month for investor relations services for a term of two years.

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2006 and 2005
(Unaudited)
(Stated in US Dollars) - Page 5


NOTE 8        NON-CASH TRANSACTIONS

              Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the period ended March 31, 2006, the following transactions were excluded from the statement of cash flows:

              i) the Company repurchased 116,000,000 common shares by the issuance of a promissory note for $29,000.

              ii) the  Company  recorded  shares   subscription   receivable  of
                  $100,000 pursuant to a share subscription agreement received.

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

The Company's principal place of business is located at 1313 East Maple Street, Bellingham, Washington, USA, 98225. The Company was organized to engage in any lawful corporate business. The Company, has been in the exploration stage since inception and has a very limited operating history and limited revenues. The Company has a fully developed business plan, is operational and receiving revenue. The company has $194,472 in losses to date.

The Company has had limited start-up operations and is considered an exploration stage Company. The Company was originally capitalized at 100,000,000 shares of Common Stock, with no par value. On May 25, 2004 the amended Articles of Incorporation were filed with the state of Nevada to decrease the number of authorized capital stock to 75,000,000 common shares with $0.001 par value. By reducing the number of shares and establishing a par values for the shares, the Company's annual filing fee with the Nevada Secretary of State was reduced. The amendment was a cost-saving measure only. The only impact on the shareholders was a reduction of the total authorized shares. While this reduced the shares available for issuance, it also limited the possible dilution which could be suffered by the shareholders. The Company believes the amendment had no material impact on the Company, its operations, proposed operations or the rights of shareholders.

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

Our main, existing and potential competitors for our proposed DNA testing, profiling and banking business are any business in the pharmaceutical business or distribution of pharmaceutical products business. Some of the primary DNA service and information providers and competitors are: DNA Testing Centre, Inc.
- - www.dnatestingcentre.com, GeneTree DNA Testing Center - www.genetree.com, Metaphase Genetics - www.metaphasegenetics.com, and Genex Diagnostics SwabTest - www.swabtest.com, and DNA Diagnostic Center - www.dnacenter.com.

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

ITEM 3. - CONTROLS AND PROCEDURES

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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



                                   RADIAL ENERGY INC.
                                   (formerly BV Pharmaceutical, Inc.)



DATE: February 20, 2007            /s/ G. LEIGH LYONS
                                   __________________________
                                       G. Leigh Lyons
                                       President and Director