Form 10QSB/A
period 2006-06-30
RADIAL ENERGY, INC.
filed 2007-02-21
CIK 1282496

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           ___________________________________________________________

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

                    Issuer's telephone number: (713) 353-4963
                                               ______________


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

                               RADIAL ENERGY INC.
                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION


           Item 1.   Financial Statements

                     Balance Sheets as of June 30, 2006, and December 31, 2005
                     (Unaudited)                                               1

                     Interim Statement of Operations for the three months and six months ended June 30, 2006 and 2005 and for the period from June 30, 2000 (date of incorporation) to June
                     30, 2006 (Unaudited)                                      2

                     Interim Statement of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period from June 30, 2000 (date of incorporation) to June 30, 2006
                     (Unaudited)                                               3

                     Interim Statement of Stockholders' Equity (Deficiency)
                     for the period June 30, 2000 (Date of Inception) to
                     June 30, 2006 (Stated in US Dollars) (Unaudited)          4

                     Notes to Financial Statements (Unaudited)                 6


           Item 2.   Management's Plan of Operation                           12

           Item 3.   Controls and Procedures                                  22


PART II.   OTHER INFORMATION

           Item 2.   Unregistered Sales of Equity Securities and Use of
                     Proceeds                                                 23

           Item 5.   Other Information                                        23

           Item 6.   Exhibits                                                 26

SIGNATURES                                                                    28

EXHIBIT INDEX                                                                 29

================================================================================

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-QSB of Radial Energy Inc. for the quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on August 17, 2006 (the "Original Form 10-QSB"). This Amendment is being filed in response to comments from the SEC resulting from their review of the Company's Form SB-2 (filed on November 1, 2006). Except as expressly stated in this Amendment No. 1, generally the amended quarterly report speaks only as of the filing date of the Original Form 10-QSB and generally does not reflect any events occurring after June 30, 2006. See the Company's Form 10-QSB's for the fiscal quarters during 2006 subsequent to the period covered by the Original Form 10-QSB and its Form 8-K's filed with the SEC since June 30, 2006 for updated information about the Company's financial affairs.

PART I.--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



















                               RADIAL ENERGY INC.

                       (formerly BV Pharmaceutical, Inc.)

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  June 30, 2006

                             (Stated in US Dollars)

                                   (Unaudited)



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2006 and December 31, 2005
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                       June 30         December 31
                                                                        2006              2005
                                                                     ___________       ___________
                                     ASSETS

Current
   Cash                                                              $    55,259       $     1,211
   Prepaid expenses                                                       39,535                 -
   Current assets of discontinued operations - Note 11                         -             1,000
                                                                     ___________       ___________
                                                                          94,794             2,211
Equipment - Note 4                                                         1,015                 -
Oil and gas properties, unproven - Note 5                              2,144,814                 -
                                                                     ___________       ___________

                                                                     $ 2,240,623       $     2,211
                                                                     ===========       ===========

                                   LIABILITIES

Current
   Accounts payable and accrued liabilities - Note 5                 $   773,778       $     8,435
   Due to related parties - Notes 7 and 8                              1,219,600                 -
   Current liabilities of discontinued operations - Note 11                    -             7,500
                                                                     ___________       ___________
                                                                       1,993,378            15,935
                                                                     ___________       ___________

                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 6
   Authorized:
      75,000,000 common stock, $0.001 par value
   Issued:
      35,065,824 common stock (December 31, 2005: 151,065,824)            35,066           151,066
Additional paid-in capital                                                93,180             6,180
Share subscribed - Note 6                                              1,710,000                 -
Deficit accumulated during the development stage                        (194,472)         (170,970)
Deficit accumulated during the exploration stage                      (1,396,529)                -
                                                                     ___________       ___________
                                                                         247,245           (13,724)
                                                                     ___________       ___________
                                                                     $ 2,240,623       $     2,211
                                                                     ===========       ===========


                             SEE ACCOMPANYING NOTES




                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                    for the three and six-month periods ended
               June 30, 2006 and 2005 and for the period April 1,
                2006 (Date of Exploration Stage) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)

                                                                                                                         April 1,
                                                                                                                       2006 (Date of
                                                                                                                        Exploration
                                                            Three months ended               Six months ended            Stage) to
                                                                  June 30                        June 30                 June 30,
                                                            2006           2005            2006            2005            2006
                                                         ___________    ____________    ___________    ____________     ___________

Administrative expenses
    Administration fees                                  $     8,500    $          -    $     8,500    $          -     $     8,500
    Advertising and promotion                                      -               -              -               -               -
    Consulting fees - Note 7                                  15,564               -         29,518               -          15,564
    Executive compensation and benefits - Note 7           1,259,800               -      1,259,800               -       1,259,800
    Filing fees                                                1,990           1,566          3,971           6,613           1,990
    Interest and bank charges                                    914           1,276          1,388           2,564             914
    Investor relations                                        31,657               -         41,657               -          31,657
    Marketing management services                             29,150               -         29,150               -          29,150
    Office and miscellaneous                                   1,969           1,146          4,219           3,425           1,969
    Professional fees                                         18,544           2,388         25,412           7,610          18,544
    Rent                                                       3,321               -          3,321               -           3,321
    Transfer agent fees                                        2,595             481          3,057           1,581           2,595
    Travel and related costs                                  10,431               -         15,852               -          10,431
    Website maintenance                                       12,094             273         12,094             273          12,094
                                                         ___________    ____________    ___________    ____________     ___________
Loss before other items                                   (1,396,529)         (7,130)    (1,437,938)        (22,066)     (1,396,529)

Other items:
    Other income                                                   -               -              -               -               -
    Gain on note payable forgiven - Note 6                         -               -          9,407               -               -
                                                         ___________    ____________    ___________    ____________     ___________
Net loss from continuing operations                       (1,396,529)         (7,130)    (1,428,531)        (22,066)     (1,396,529)

Income (loss) from discontinued operations - Note 11               -               -          8,500             480               -
                                                         ___________    ____________    ___________    ____________     ___________
Net loss for the period                                  $(1,396,529)   $     (7,130)   $(1,420,031)   $    (21,586)    $(1,396,529)
                                                         ===========    ============    ===========    ============     ===========
Basic loss per share from continuing operations          $      (0.04)  $      (0.00)   $     (0.02)   $      (0.00)
                                                         ===========    ============    ===========    ============
Basic income per share from discontinued operations      $         -    $          -    $      0.00    $       0.00
                                                         ===========    ============    ===========    ============
Weighted average number of shares outstanding - Note 6    35,065,824     149,920,400     60,701,183     149,920,400
                                                         ===========    ============    ===========    ============


                             SEE ACCOMPANYING NOTES



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the six-month period ended June 30,
                 2006 and 2005 and for the period April 1, 2006
                  (Date of Exploration Stage) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                                         April 1,
                                                                                                                       2006 (Date of
                                                                                                                        Exploration
                                                                                             Six months ended            Stage) to
                                                                                                 June 30                 June 30,
                                                                                           2006            2006            2006
                                                                                        ___________    ____________     ___________

Cash Flows used in Operating Activities
   Net loss for the period                                                              $(1,420,031)   $    (21,586)    $ (1396,529)
   Less Income from discontinued operations                                                  (8,500)           (480)              -
   Deduct item not affecting cash:
      Gain on note payable forgiven                                                          (9,407)              -               -
   Changes in non-cash working capital balances related to operations:
      Prepaid expenses                                                                      (39,535)              -         (29,524)
      Accounts payable and accrued liabilities                                              765,750          (3,262)        756,297
                                                                                        ___________    ____________     ___________
Cash used in operating activities - continuing                                             (711,723)        (25,328)       (669,756)
Cash provided by (used in) operating activities - discontinued                                2,000           7,980               -
                                                                                        ___________    ____________     ___________
Net cash used in Operating Activities                                                      (709,723)        (17,348)       (669,756)
                                                                                        ___________    ____________     ___________
Cash Flows used in Investing Activities
   Acquisition of equipment                                                                  (1,015)              -          (1,015)
   Oil and gas properties                                                                (2,144,814)              -      (2,144,814)
                                                                                        ___________    ____________     ___________
Net cash used in Investing Activities                                                    (2,145,829)              -      (2,145,829)
                                                                                        ___________    ____________     ___________
Cash Flows from Financing Activities
   Increase in due to related parties                                                     1,219,600               -       1,219,600
   Share subscribed                                                                       1,710,000               -       1,460,000
   Decrease in note payable                                                                 (20,000)              -               -
   Convertible debentures                                                                         -           2,479               -
                                                                                        ___________    ____________     ___________
Net cash provided by Financing Activities                                                 2,909,600           2,479       2,679,600
                                                                                        ___________    ____________     ___________
Increase (decrease) in cash during the period                                                54,048         (14,869)       (135,985)

Cash, beginning of the period                                                                 1,211          24,964         191,244
                                                                                        ___________    ____________     ___________
Cash, end of the period                                                                 $    55,259    $     10,095     $    55,259
                                                                                        ===========    ============     ===========

Non-cash Transaction - Note 10


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

                                                                                              Deficit       Deficit
                                                                                            Accumulated   Accumulated
                                                                   Additional               During the    During the
                                              Common Stock          Paid-in      Share      Development   Exploration
                                         *Shares      **ParValue    Capital    Subscribed      Stage         Stage        Total
                                        ___________   __________   __________  __________   ___________   ___________  ____________

Capital stock subscribed  pursuant to
an offering memorandum for cash
                       - at $0.0000002  122,172,000   $  122,172   $ (121,968) $        -   $         -   $         -    $      204
                                        ___________   __________   __________  __________   ___________   ___________    __________

Balance, December 31, 2000              122,172,000      122,172     (121,968)          -             -             -           204
Capital stock issued pursuant to a
private placement         - at $0.0025   27,108,400       27,108       40,663           -             -             -        67,771
                            - at $0.05      160,000          160        7,840           -             -             -         8,000
Net loss for the year                             -            -            -           -       (69,885)            -       (69,885)
                                        ___________   __________   __________  __________   ___________   ___________    __________

Balance, December 31, 2001              149,440,400      149,440      (73,465)          -       (69,885)            -         6,090
Capital stock issued pursuant to a
private placement           - at $0.05      480,000          480       23,520           -             -             -        24,000

Net loss for the year                             -            -            -           -       (30,090)            -       (30,090)
                                        ___________   __________   __________  __________   ___________   ___________    __________

Balance, December 31, 2002              149,920,400      149,920      (49,945)          -       (99,975)            -             -
Net income for the year                           -            -            -           -           108             -           108
                                        ___________   __________   __________  __________   ___________   ___________    __________

Balance, December 31, 2003              149,920,400      149,920      (49,945)          -       (99,867)            -           108
Net loss for the year                             -            -            -           -       (36,453)            -       (36,453)
                                        ___________   __________   __________  __________   ___________   ___________    __________

Balance, December 31, 2004              149,920,400      149,920      (49,945)          -      (136,320)            -       (36,345)

                                                                                                                          .../cont'd

                             SEE ACCOMPANYING NOTES





                          RADIAL ENERGY INC.                                                                               Continued
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
        for the period June 30, 2000 (Date of Inception) to June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                              Deficit       Deficit
                                                                                            Accumulated   Accumulated
                                                                   Additional               During the    During the
                                              Common Stock          Paid-in      Share      Development   Exploration
                                         *Shares      **ParValue    Capital    Subscribed      Stage         Stage        Total
                                        ___________   __________   __________  __________   ___________   ___________  ____________


Capital stock issued pursuant to
conversion of convertible debentures
                          - at $0.05      1,145,424        1,146       56,125           -             -                      57,271
Net loss for the year                             -            -            -           -       (34,650)            -       (34,650)
                                        ___________   __________   __________  __________   ___________   ___________    __________
Balance, December 31, 2005              151,065,824      151,066        6,180           -      (170,970)            -       (13,724)
Capital stock retired to the treasury  (116,000,000)    (116,000)      87,000                         -             -       (29,000)
Share subscribed                                  -            -            -   1,850,000             -             -     1,850,000
Finders' fees on private placement                -            -            -    (140,000)            -             -      (140,000)
Net loss for the period                           -            -            -           -       (23,502)   (1,396,529)   (1,420,031)
                                        ___________   __________   __________  __________   ___________   ___________    __________
Balance, June 30, 2006                   35,065,824   $   35,066   $   93,180  $1,710,000   $  (194,472) $ (1,396,529)   $  247,245
                                        ===========   ==========   ==========  ==========   ===========   ===========    ===========


* The common stock issued has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share, effective
     January 5, 2001 and a forward split of four new shares for one old share, effective February 20, 2006 (Note 6).
** The par value of common stock has been retroactively restated to reflect a change from no par value to a par value of $0.001 per share.



                             SEE ACCOMPANYING NOTES


                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006
                             (Stated in US Dollars)
                                   (Unaudited)


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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 2


Note 3        ADDITIONAL ACCOUNTING POLICIES

              EXPLORATION STAGE COMPANY

              The Company complies with Financial Accounting Standard Board Statement No. 7 the Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an Exploration Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from the Company's new exploration stage activity effective April 1, 2006.

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 3


NOTE 3        ADDITIONAL ACCOUNTING POLICIES - (CONT'D)

              EQUIPMENT AND DEPRECIATION

              Equipment is recorded at cost and depreciated over their estimated useful lives using the declining balance method. Additions are depreciated at half the annual rate in the year of acquisition.

NOTE 4        EQUIPMENT

                                                                    December 31,
                                             June 30, 2006              2006
                                    ____________________________________________
                                              Accumulated
                                     Cost     Amortization     Net       Net
                                    ______    ____________    ______    _____

              Computer equipment    $1,015    $          -    $1,015    $   -
                                    ======    ============    ======    =====


NOTE 5        OIL AND GAS PROPERTIES

                                                June 30,       December 31,
                                                  2006             2005
                                              ____________     ______________
              Anticline Project
                 Advance                      $  1,400,000     $            -
                 Geological consulting              44,814                  -
                                              ____________     ______________
                                                 1,444,814                  -
              Cherokee County Project
                 Advance                           700,000                  -
                                              ____________     ______________
                                              $  2,144,814     $            -
                                              ============     ==============

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 4


NOTE 5        OIL AND GAS PROPERTIES - (cont'd)

              i) Anticline Project - (cont'd)

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 5


NOTE 6        CAPITAL STOCK - Note 8 - (cont'd)

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

              On February 10, 2006, the Company approved a private placement offering of 8,000,000 units at $0.25 per unit for proceeds of $2,000,000. The company will pay finders' fees totalling $150,000 for this plant. Each unit consists of one common share and one stock purchase warrant exercisable for two years into one common share at $0.30 per share. At June 30, 2006, the Company had received shares subscriptions for cash totalling $1,850,000 and accrued finders' fees totalling $140,000 ($87,500 paid at June 30, 2006). Subsequent to June 30, 2006, the Company completed the private placement offering and received the remaining $150,000 in share subscriptions (less the finders' fees of $7,500) and issued the shares.

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 6


NOTE 7        RELATED PARTY TRANSACTIONS - Note 8

              The Company incurred the following amounts charged by a former director of the Company and directors and officers of the Company pursuant to employment agreements (Note 8):


                                                                                                                         April 1,
                                                                                                                       2006 (Date of
                                                                                                                        Exploration
                                                            Three months ended               Six months ended            Stage) to
                                                                  June 30                        June 30                 June 30,
                                                            2006           2005            2006            2005            2006
                                                         ___________    ____________    ___________    ____________     ___________

             Consulting fees                             $         -    $          -    $     9,000    $          -     $         -
             Executive compensation and
              benefits                                     1,259,800               -      1,259,800               -       1,259,800
                                                         ___________    ____________    ___________    ____________     ___________
                                                         $ 1,259,800    $          -    $ 1,268,800    $          -     $ 1,259,800
                                                         ===========    ============    ===========    ============     ===========


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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 7


NOTE 8        COMMITMENTS - Note 9 - (cont'd)

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

              The balance sheets include the following amounts related to discontinued operations:

                                                         June 30,   December 31,
                                                           2006         2005
                                                         ________   ____________
            Current assets of discontinued operations:
               Accounts receivable                       $      -   $      1,000
                                                         ========   ============
            Current liabilities of discontinued
            operations:
               Unearned revenue                          $      -   $      7,500
                                                         ========   ============

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2006
(Stated in US Dollars)
(UNAUDITED) - Page 8


NOTE 11       DISCONTINUED OPERATIONS - (cont'd)

              Net income (loss) from discontinued operations are as follows:

                                                                                                                         April 1,
                                                                                                                       2006 (Date of
                                                                                                                        Exploration
                                                            Three months ended               Six months ended            Stage) to
                                                                  June 30                        June 30                 June 30,
                                                            2006           2005            2006            2005            2006
                                                         ___________    ____________    ___________    ____________     ___________
            Revenues
              License fees                               $         -    $          -    $         -    $          -     $         -
              Other income                                         -               -          8,500             480               -
                                                         ___________    ____________    ___________    ____________     ___________
                                                                   -               -          8,500             480               -
                                                         ___________    ____________    ___________    ____________     ___________
            Administrative expenses
              Bad debt                                             -               -              -               -               -
              Intellectual property
               acquisition costs                                   -               -              -               -               -
              Marketing research
               And development                                     -               -              -               -               -
                                                         ___________    ____________    ___________    ____________     ___________
                                                                   -               -              -               -               -
                                                         ___________    ____________    ___________    ____________     ___________
            Income (loss) from
             discontinued operations                     $         -    $          -    $     8,500    $        480     $         -
                                                         ===========    ============    ===========    ============     ===========


              Cash flows from discontinued operations are as follows:

                                                                                                                         April 1,
                                                                                                                       2006 (Date of
                                                                                                                        Exploration
                                                                                             Six months ended            Stage) to
                                                                                                 June 30                 June 30,
                                                                                           2006            2006            2006
                                                                                        ___________    ____________     ___________

            Cash Flows used in Operating Activities

            Net income (loss) from discontinued operations                              $     8,500    $        480     $         -
            Changes in non-cash working capital balances
             related to operations
               Accounts receivable                                                            1,000               -               -
               Unearned revenue                                                              (7,500)          7,500               -
                                                                                        ___________    ____________     ___________
            Increase (decrease) in cash from discontinued
             operations                                                                 $     2,000    $      7,980     $         -
                                                                                        ===========    ============     ===========


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

GENERAL

         We are an exploration stage company that has not generated revenues from our current operations in the oil and gas industry. There is no historical financial information about Radial Energy upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our new core business or in any business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and in the exploration of oil and gas reserves.

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

         Our company has a limited operating history and must be considered in the exploration stage. The success of the company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

AS OUR PROPERTIES ARE IN THE EXPLORATION STAGE THERE CAN BE NO ASSURANCE THAT WE WILL ESTABLISH COMMERCIAL DISCOVERIES ON OUR PROPERTIES.

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

            Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

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


     Name(1) Beneficially Owned(2) of Class(3)     Common Stock     Percent
     _________________________________________     ____________     _______

     G. Leigh Lyons                                 2,672,000        6.0%

     Omar Michael Hayes                             1,500,000        3.4%

     Art Bandenieks(4)                                      0           *

     Lee Southern(4)                                        0           *

     All directors and executive
        officers as a group (2 persons)(4)          4,172,000        9.4%

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

               _______________________________________________

               QUARTER ENDED         HIGH                 LOW
               _______________________________________________

               June 30, 2006         $1.02               $0.61
               _______________________________________________

               March 31, 2006        $1.25               $0.25
               _______________________________________________

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

                                                                              26
================================================================================

10.1       Form of Subscription Agreement. (Incorporated by reference to Exhibit
           10.1 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.2       Form of Common Stock Purchase Warrant. (Incorporated by reference to
           Exhibit 10.2 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.3 Letter of Intent by and between Radial Energy Inc. and Ziegler-Peru Inc. dated April 19, 2006. (Incorporated by reference to Exhibit
           10.3 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.4 Joint Operating Agreement by and between Radial Energy Inc.,Ziegler-Peru Inc., and Compania Consultora de Petroleo, S.A. effective as of May 11, 2006.(Incorporated by reference to Exhibit
           10.4 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.5 Employment Agreement by and between Radial Energy Inc. and G. Leigh Lyons dated March 10, 2006. (Incorporated by reference to Exhibit
           10.5 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.6 Employment Agreement by and between Radial Energy Inc. and Omar Michel Hayes dated June 1, 2006. (Incorporated by reference to
           Exhibit 10.6 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.7 Assignment Agreement by and between Radial Energy Inc. and Pin Petroleum Partners Ltd. dated June 27, 2006. (Incorporated by reference to Exhibit 10.7 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
31.1*      Certifications of the Chief Executive Officer provided pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*      Certifications of the Chief Financial Officer provided pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certifications of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith.


                                                                              27
================================================================================

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           RADIAL ENERGY INC.


                           By: /s/  G. LEIGH LYONS
                                _______________________________________________
                                    G. Leigh Lyons
                                    President, Chief Executive Officer, and
                                    Chief Financial Officer
                                    (Principal Executive and Financial Officer)



Date:   FEBRUARY 20, 2007


                                                                              27
================================================================================

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION OF EXHIBIT

3(i) Articles of Merger filed with the Nevada Secretary of State effective as of April 3, 2006. (Incorporated by reference to Exhibit 2 of Radial Energy Inc.'s Current Report on Form 8-K filed on April 21, 2006.)
10.1       Form of Subscription Agreement. (Incorporated by reference to Exhibit
           10.1 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.2       Form of Common Stock Purchase Warrant. (Incorporated by reference to
           Exhibit 10.2 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.3 Letter of Intent by and between Radial Energy Inc. and Ziegler-Peru Inc. dated April 19, 2006. (Incorporated by reference to Exhibit
           10.3 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.4 Joint Operating Agreement by and between Radial Energy Inc.,Ziegler-Peru Inc., and Compania Consultora de Petroleo, S.A. effective as of May 11, 2006.(Incorporated by reference to Exhibit
           10.4 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.5 Employment Agreement by and between Radial Energy Inc. and G. Leigh Lyons dated March 10, 2006. (Incorporated by reference to Exhibit
           10.5 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.6 Employment Agreement by and between Radial Energy Inc. and Omar Michel Hayes dated June 1, 2006. (Incorporated by reference to
           Exhibit 10.6 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
10.7 Assignment Agreement by and between Radial Energy Inc. and Pin Petroleum Partners Ltd. dated June 27, 2006. (Incorporated by reference to Exhibit 10.7 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB filed on August 17, 2006.)
31.1*      Certifications of the Chief Executive Officer provided pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*      Certifications of the Chief Financial Officer provided pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.
32.1* Certifications of the Chief Executive Officer and Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith.