Form 10QSB/A
period 2006-09-30
RADIAL ENERGY, INC.
filed 2007-02-21
CIK 1282496

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


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


          1200 SMITH STREET, SUITE 1600, HOUSTON, TEXAS 77002
          ____________________________________________________________
                 (Former address, if changed since last report)


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

                               RADIAL ENERGY INC.
                                TABLE OF CONTENTS

  PART I.   FINANCIAL INFORMATION


     Item 1. Financial Statements

             Interim Balance Sheets as of September 30, 2006 and December 31,
                2005 (Unaudited)............................................   4

             Interim Statements of Operations for the three and nine-month periods ended September 30, 2006 and 2005 and for the period from June 30, 2000 (Date of Inception) to September 30, 2006
                (Unaudited).................................................   5

             Interim Statements of Cash Flows for the nine-month period ended September 30, 2006 and 2005 and for the period from
                June 30, 2000 (Date of Inception) to September 30, 2006
                (Unaudited).................................................   6

             Interim Statement of Stockholders' Equity (Deficiency) for
                the period June 30, 2000 (Date of Inception) to September
                30, 2006 (Unaudited)........................................   7

             Notes to the Interim Financial Statements (Unaudited)..........   9


     Item 2. Management's Plan of Operation.................................. 22

     Item 3. Controls and Procedures......................................... 27


PART II.   OTHER INFORMATION


     Item 6. Exhibits.......................................................  29


SIGNATURES..................................................................  30

EXHIBIT INDEX ..............................................................  31


                                                                               2
================================================================================

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-QSB of Radial Energy Inc. for the quarter ended September 30, 2006, which was filed with the Securities and Exchange Commission (the "SEC") on November 14, 2006 (the "Original Form 10-QSB"). This Amendment is being filed in response to comments from the SEC resulting from their review of the Company's Form SB-2 (filed on November 1, 2006). Except as expressly stated in this Amendment No. 1, generally the amended quarterly report speaks only as of the filing date of the Original Form 10-QSB and generally does not reflect any events occurring after September 30, 2006. See the Company's Form 8-K's filed with the SEC since September 30, 2006 for updated information about the Company's financial affairs.

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

                               September 30, 2006

                             (Stated in US Dollars)

                                   (UNAUDITED)









                                                                               3
================================================================================


                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2006 and December 31, 2005
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                   September 30      December 31
                                                                        2006              2005
                                                                   ____________      ___________
                                     ASSETS
Current
   Cash                                                            $          -      $     1,211
   Prepaid expenses and deposit                                           7,857                -
   Current assets of discontinued operations - Note 12                        -            1,000
                                                                   ____________      ___________

                                                                          7,857            2,211

Equipment - Note 4                                                        1,980                -
Oil and gas properties, unproven - Note 5                             2,418,426                -
                                                                   ____________      ___________

                                                                   $  2,428,263      $     2,211
                                                                   ============      ===========
                                   LIABILITIES

Current
   Bank indebtedness                                               $      2,529      $         -
   Accounts payable and accrued liabilities - Note 5                    774,012            8,435
   Due to related parties - Note 8                                       36,847                -
   Notes payable - Note 6                                               385,000                -
   Current liabilities of discontinued operations - Note 12                   -            7,500
                                                                   ____________      ___________

                                                                      1,198,388           15,935
                                                                   ____________      ___________
                        STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock - Note 7
   Authorized:
      75,000,000 common stock, $0.001 par value
   Issued:

      44,585,824 common stock (December 31, 2005: 151,065,824)           44,586          151,066
Additional paid-in capital     - shares                               2,250,810            6,180
                               - warrants                               904,950                -

Deficit accumulated during the development stage                       (194,472)        (170,970)
Deficit accumulated during the exploration stage                     (1,775,999)               -
                                                                   ____________      ___________

                                                                      1,229,875          (13,724)
                                                                   ____________      ___________

                                                                   $  2,428,263      $     2,211
                                                                   ============      ===========

                             SEE ACCOMPANYING NOTES



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                          (An Exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
     for the three and nine-month periods ended September 30, 2006 and 2005 and for the period April 1, 2006 (Date of Exploration Stage) to September 30, 2006
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                                                  April 1, 2006
                                                                                                                   (Date of
                                                        Three months ended               Nine months ended       Exploration Stage)
                                                           September 30                    September 30          to September 30,
                                                       2006            2005            2006             2005         2006
                                                       ___________   ____________   ___________   ____________    ___________

Administrative expenses

    Administration fees                                $     5,831   $          -   $    14,331   $          -    $    14,331
    Amortization                                               104              -           104              -            104
    Consulting fees - Note 8                                39,063            425        68,580            425         54,626
    Executive compensation and benefits - Note 8            82,800              -     1,342,000              -      1,342,000
    Filing fees                                              3,613              -         7,584          6,613          5,603
    Financing fees - Note 9                                 11,250              -        11,250              -         11,250
    Interest and bank charges                               29,179             24        30,567          2,588         30,094
    Investor relations                                      34,505              -        76,162              -         66,162
    Marketing management services                           17,460              -        46,610              -         46,610
    Office and miscellaneous                                 1,733            473         4,384          3,898          1,671
    Professional fees                                       63,281          3,399        88,693         11,009         81,825
    Rent                                                     5,097              -         7,419              -          7,419
    Telephone                                               14,419              -        15,987              -         15,987
    Transfer agent fees (recovery)                           1,745              -         4,802          1,581           (618)
    Travel and related costs                                67,493              -        84,944              -         84,944
    Website maintenance                                      1,897              -        13,991            273         13,991
                                                       ___________   ____________   ___________   ____________    ___________

Loss before other items                                   (379,470)        (4,321)   (1,817,408)       (26,387)    (1,775,999)


Other items:
    Other income                                                 -              -             -              -              -
    Gain on note payable forgiven - Note 7                       -              -         9,407              -              -
                                                       ___________   ____________   ___________   ____________    ___________

Net loss from continuing operations                       (379,470)        (4,321)   (1,808,001)       (26,387)    (1,775,999)


Income from discontinued operations - Note 12                    -              -         8,500            480              -
                                                       ___________   ____________   ___________   ____________    ___________


Net loss for the period                                $  (379,470)  $     (4,321)  $(1,799,501)  $    (25,907)   $(1,775,999)
                                                       ===========   ============   ===========   ============    ===========


Basic loss per share from continuing operations        $     (0.01)  $      (0.00)  $     (0.03)  $      (0.00)
                                                       ===========   ============   ===========   ============

Basic income per share from discontinued operations    $         -   $          -   $      0.00   $       0.00
                                                       ===========   ============   ===========   ============

Weighted average number of shares outstanding           42,742,346    150,493,112    54,649,121    150,113,400
                                                       ===========   ============   ===========   ============

                             SEE ACCOMPANYING NOTES



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
           for the nine-month period ended September 30, 2006 and 2005 and for the period April 1, 2006 (Date of Exploration Stage)
                             to September 30, 2006
                             (Stated in US Dollars)
                                   (UNAUDITED)

                                                                                                                 A pril 1, 2006
                                                                                                                    (Date of
                                                                                        Nine months ended        Exploration Stage)
                                                                                          September 30,           to September 30,
                                                                                       2006          2005            2006
                                                                                    ___________   ____________    ___________

Cash Flows from (used in) Operating Activities

   Net loss for the period                                                          $(1,799,501)  $    (26,387)   $(1,775,999)
   Less Income from discontinued operations                                              (8,500)          (480)             -
   Deduct items not affecting cash:
      Amortization                                                                          104              -            104
      Gain on note payable forgiven                                                      (9,407)             -              -
      Stock issued for executive compensation                                         1,200,000              -      1,200,000
      Stock issued for financing fee                                                     19,600              -         19,600
   Changes in non-cash working capital balances related to operations:
      Prepaid expenses                                                                   (7,857)             -          2,154
      Accounts payable and accrued liabilities                                          765,984         (6,566)       756,531
                                                                                    ___________   ____________    ___________
Cash used in operating activities - continuing                                          160,423        (32,953)       202,390
Cash provided by operating activities - discontinued                                      2,000          7,980              -
                                                                                    ___________   ____________    ___________
Net cash provided by (used in) Operating Activities                                     162,423        (24,973)       202,390
                                                                                    ___________   ____________    ___________

Cash Flows used in Investing Activities
   Acquisition of equipment                                                              (2,084)             -         (2,084)
   Oil and gas properties                                                            (2,418,426)             -     (2,418,426)
                                                                                    ___________   ____________    ___________

Net cash used in Investing Activities                                                (2,420,510)             -     (2,420,510)
                                                                                    ___________   ____________    ___________
Cash Flows from Financing Activities
   Bank indebtedness                                                                      2,529              -          2,529
   Increase in due to related parties                                                    36,847              -         36,847
   Capital stock issued                                                               1,852,500              -      1,852,500
   Share subscribed                                                                           -              -       (250,000)
   Increase in note payable                                                             365,000              -        385,000
   Convertible debentures                                                                     -          2,479              -
                                                                                    ___________   ____________    ___________

Net cash provided by Financing Activities                                             2,256,876          2,479      2,026,876
                                                                                    ___________   ____________    ___________


Decrease in cash during the period                                                       (1,211)       (22,494)      (191,244)

Cash, beginning of the period                                                             1,211         24,964        191,244
                                                                                    ___________   ____________    ___________

Cash, end of the period                                                             $         -   $      2,470    $         -
                                                                                    ===========   ============    ===========

Non-cash Transactions - Note 11

                             SEE ACCOMPANYING NOTES



                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     for the period June 30, 2000 (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (UNAUDITED)


                                                                                            Deficit        Deficit
                                                                                          Accumulated    Accumulated
                                                             Additional Paid-in           During the     During the
                                       Common Stock                Capital                Development    Exploration
                                  *Shares      **ParValue    Shares     Warrants             Stage          Stage         Total
                                 ___________   __________    __________    ________       ___________    ___________    _________

Capital stock subscribed
pursuant to an offering
memorandum for cash
              - at $0.0000002    122,172,000   $ 122,172     $(121,968)    $      -       $         -    $         -    $     204
                                 ___________   __________    _________     ________       ___________    ___________    _________

Balance, December 31, 2000       122,172,000     122,172      (121,968)           -                 -              -          204
Capital stock issued pursuant
to a private placement
               - at $0.0025       27,108,400      27,108        40,663            -                 -              -       67,771
               - at $0.05            160,000         160         7,840            -                 -              -        8,000
Net loss for the year                      -           -             -            -           (69,885)             -      (69,885)
                                 ___________   __________    _________     ________       ___________    ___________    _________

Balance, December 31, 2001       149,440,400     149,440       (73,465)           -           (69,885)             -        6,090
Capital stock issued pursuant
to a private placement
               - at $0.05            480,000         480        23,520            -                 -              -       24,000
Net loss for the year                      -           -             -            -           (30,090)             -      (30,090)
                                 ___________   __________    _________     ________       ___________    ___________    _________

Balance, December 31, 2002       149,920,400     149,920       (49,945)           -           (99,975)             -            -
Net income for the year                    -           -             -            -               108              -          108
                                 ___________   __________    _________     ________       ___________    ___________    _________

Balance, December 31, 2003       149,920,400     149,920       (49,945)           -           (99,867)             -          108
Net loss for the year                      -           -             -                        (36,453)             -      (36,453)
                                 ___________   __________    _________     ________       ___________    ___________    _________

Balance, December 31, 2004       149,920,400     149,920       (49,945)           -          (136,320)             -      (36,345)

                                                                                                                       .../cont'd

                             SEE ACCOMPANYING NOTES





                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
             INTERIM STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     for the period June 30, 2000 (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)
                                   (UNAUDITED)



                                                                                            Deficit        Deficit
                                                                                          Accumulated    Accumulated
                                                             Additional Paid-in           During the     During the
                                       Common Stock                Capital                Development    Exploration
                                  *Shares      **ParValue    Shares     Warrants             Stage          Stage         Total
                                 ___________   __________    __________    ________       ___________    ___________    _________


Capital stock issued pursuant
to conversion of convertible
debentures     - at $0.05          1,145,424       1,146        56,125            -                 -              -       57,271
Net loss for the year                      -           -             -            -           (34,650)             -      (34,650)
                                 ___________   __________    _________     ________       ___________    ___________    _________

Balance, December 31, 2005       151,065,824     151,066         6,180            -          (170,970)             -      (13,724)
Capital stock retired to the
treasury                        (116,000,000)   (116,000)       87,000            -                 -              -      (29,000)
Capital stock issued for
executive compensation
               - at $0.80          1,500,000       1,500     1,198,500            -                 -              -    1,200,000
Capital stock issued for loan
fee            - at $0.98             20,000          20        19,580            -                 -              -       19,600
Capital stock issued pursuant
to a private placement
               - at $0.25          8,000,000       8,000     1,087,050      904,950                 -              -    2,000,000
Finders' fees on private
placement                                  -           -      (147,500)           -                 -              -     (147,500)
Net loss for the period                    -           -             -            -           (23,502)    (1,775,999)  (1,799,501)
                                 ___________   __________    _________     ________       ___________    ___________    _________

Balance, September 30, 2006       44,585,824   $  44,586    $2,250,810     $904,950       $  (194,472)   $(1,775,999)  $1,229,875
                                 ===========   =========     =========     ========       ===========    ===========   ==========

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


                             SEE ACCOMPANYING NOTES


                               RADIAL ENERGY INC.
                       (formerly BV Pharmaceutical, Inc.)
                         (An Exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               September 30, 2006
                             (Stated in US Dollars)
                                   (UNAUDITED)


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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)



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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)


Note 3        ADDITIONAL ACCOUNTING POLICIES - (cont'd)

              EQUIPMENT AND DEPRECIATION

              Equipment is recorded at cost and depreciated over their estimated useful lives using the declining balance method. Additions are depreciated at half the annual rate in the year of acquisition.

Note 4        EQUIPMENT

                                                                                                   December 31,
                                                         September 30, 2006                            2005
                                         ____________________________________________________    _________________
                                                             ACCUMULATED
                                               COST          DEPRECIATION          NET                  NET

             Computer equipment          $       2,084     $         104    $       1,980        $           -
                                         =============     =============    =============        ==============


Note 5        OIL AND GAS PROPERTIES



                                                             September 30,     December 31,
                                                                  2006             2005
                                                                  ____             ____
            Anticline Project
                Equipment and advance on exploration        $     1,650,000   $             -
                Geological consulting                                68,426                 -
                                                            _______________   _______________
                                                                  1,718,826                 -

            Cherokee County Project
                Advance                                             700,000                 -
                                                            _______________   _______________
                                                            $     2,418,426   $             -
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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)

Note 5        OIL AND GAS PROPERTIES - (cont'd)

              i)  Anticline Project

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)

Note 7        CAPITAL STOCK - Notes 6 and 9 - (cont'd)

              n March 29, 2006, the officers of the Company approved a plan of merger between the Company and Radial Energy Inc. a wholly-owned inactive subsidiary of the Company incorporated in the State of Colorado on April 10, 2006 by the Company. Under the plan of merger, the shares of Radial Energy Inc. were cancelled and the shareholders of the Company received one share of the newly-merged company for every share of BV Pharmaceutical, Inc. held. The purpose of the merger was to facilitate a name change to Radial Energy Inc.

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)

Note 8        RELATED PARTY TRANSACTIONS - Notes 7 and 9

              The Company incurred the following amounts charged by a former director of the Company and directors and officers of the Company pursuant to employment agreements (Note 9):

                                                                                                         April 1, 2006
                                                                                                            (Date of
                                                Three months ended             Nine months ended          Exploration
                                                                                                           Stage) to
                                                   September 30,                 September 30,           September 30,
                                               2006            2005           2006           2005             2006
                                               ____            ____           ____           ____             ____
             Consulting fees               $         -    $        -      $      9,000   $         -    $            -
             Executive  compensation  and
             benefits                            82,800            -         1,342,000             -         1,342,000
                                           ____________   __________      ____________   ___________    ______________
                                           $     82,800   $        -      $  1,351,000   $         -    $    1,342,000
                                           ============   ==========      ============   ===========    ==============


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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)

Note 9        COMMITMENTS - Notes 7 and 10 - (cont'd)

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)

Note 10       SUBSEQUENT EVENTS - Note 7 - (cont'd)

              i) - (cont'd)

                  The warrants are detachable from the convertible debentures and will been accounted for separately in accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants". The conversion features of the convertible debentures will be classified as equity instruments in accordance with EITF 00-19. The proceeds of the issuance will be allocated on a relative fair value basis between the convertible debentures and the detachable warrant in accordance with APB 14. Subsequent to the allocation of the proceeds of the convertible debenture financing and in accordance with EITF 00-27, the Company will record the beneficial conversion feature, if any, as additional paid-in capital. The Company will amortize the discount using the effective interest method from commitment date to the redemption date.

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

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)


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

              The balance sheets include the following amounts related to discontinued operations:

                                                                                 September 30,      December 31,
                                                                                      2006              2005
            Current assets of discontinued operations:                                ____              ____

              Accounts receivable                                               $             -   $         1,000
                                                                                ===============   ===============
            Current liabilities of discontinued operations:
              Unearned revenue                                                  $             -   $         7,500
                                                                                ===============   ===============

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)


Note 12       DISCONTINUED OPERATIONS - (cont'd)

              Net income from discontinued operations are as follows:

                                                                                                        April 1, 2006
                                                                                                          (Date of
                                                                                                         Exploration
                                              Three months ended             Nine months ended            Stage) to
                                                 September 30,                 September 30,            September 30,
                                             2006            2005           2006           2005             2006
                                             ____            ____           ____           ____             ____

            Revenues
              License fees               $          -   $          -    $         -    $          -   $            -
              Other income                          -              -          8,500             480                -
                                         ____________   ____________    ___________    ____________   ______________
                                                    -              -          8,500             480                -
                                         ____________   ____________    ___________    ____________   ______________

            Administrative expenses
              Bad debt                              -              -              -               -                -
              Intellectual property
               acquisition costs                    -              -              -               -                -
              Marketing research
               and development                      -              -              -               -                -
                                         ____________   ____________    ___________    ____________   ______________
                                                    -              -              -               -                -
                                         ____________   ____________    ___________    ____________   ______________
            Income from
             discontinued operations     $          -   $          -    $     8,500    $        480   $            -
                                         ============   ============    ===========    ============   ==============

              Cash flows from discontinued operations are as follows:

                                                                                                        April 1, 2006
                                                                                                          (Date of
                                                                                                         Exploration
                                                                             Nine months ended            Stage) to
                                                                               September 30,            September 30,
                                                                           2006            2006             2006
            Cash Flows used in Operating Activities                        ____            ____             ____

            Net income from discontinued operations                   $       8,500   $       480      $            -
            Changes in non-cash working capital balances related
             to operations
               Accounts receivable                                            1,000             -                   -
               Unearned revenue                                              (7,500)        7,500                   -
                                                                      ______________  ___________      ______________

            Increase in cash from discontinued operations             $       2,000   $     7,980      $            -
                                                                      ==============  ===========      ==============

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Exploration Stage Company)
Notes to the Financial Statements
September 30, 2006
(Stated in US Dollars)
(UNAUDITED)


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


                                                                              22
================================================================================

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


                                                                              23
================================================================================

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


                                                                              24
================================================================================

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


                                                                              25
================================================================================

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

     Administrative expenses increased from $4,321 for the three-month period ended September 30, 2005 to $379,470 for the comparable period in 2006 and increased from $26,387 for the nine-month period ended September 30, 2005 to $1,817,408 for the same period in 2006. The costs expended for the three and nine months ended in 2006 include $39,063 and $68,580, respectively, for consulting fees; $34,505 and $76,162, respectively, for investor relations


                                                                              26
================================================================================
services; $67,493 and $84,944, respectively, for travel and related costs; $82,800 and $1,342,000, respectively, for executive compensation and benefits; $63,281 and $88,693, respectively, for professional fees; $17,460 and $46,610, respectively, for marketing management services; $5,097 and $7,419, respectively, for rent for office space; and $29,179 and $30,567, respectively, for interest and bank charges. During the comparable periods in 2005, we expended $425 and $425, respectively, for consulting fees; $24 and $2,588, respectively, for interest and bank charges; and $3,399 and $11,009, respectively, for professional fees. We are spending considerable time traveling in Latin America for our ongoing operations, especially in Peru and Colombia. We expect to continue to undertake trips to manage and represent our company during any operational activities occurring on existing assets, and to perform and manage all new business development activities, especially those relating to due diligence efforts for new projects under letters of intents or in various stages of negotiation. For this reason, operating expenses related to this effort are expected to be higher than the past through the end of 2006. Currently, we plan to have a representative present during the drilling of the first well on the Block 100 project, now scheduled to start mid-November.

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


                                                                              27
================================================================================

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

     There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                                                              28
================================================================================

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



Date:   February __, 2007







                                                                              30
================================================================================

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




                                                                              31
================================================================================