Form 10KSB
period 2006-12-31
RADIAL ENERGY, INC.
filed 2007-04-02
CIK 1282496

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

COMMISSION FILE NUMBER 333-113726

RADIAL ENERGY INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	72-1580091
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1200 SMITH STREET, SUITE 1600, HOUSTON, TEXAS 77002
(Address of principal executive offices)

Issuer's telephone number: (713) 353-4963

____________________________________________________________
(Former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
 (Title of class)

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the issuer's revenues for its most recent fiscal year (ending December 31, 2006): $8,500

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 29, 2007: $17,782,082

Applicable Only to Corporate Registrants

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 2, 2007
Common Stock	44,585,824 $0.001 par value

Documents Incorporated by Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (i) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "Securities Act"). The listed documents should be clearly described for identification purposes.

None

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading "Risk Factors."

We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

As used in this Form 10-KSB, "we," "us" and "our" refer to Radial Energy Inc., which is also sometimes referred to as the "Company."

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING
STATEMENTS

The forward-looking statements made in this report on Form 10KSB relate only to events or information as of the date on which the statements are made in this report on Form 10KSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

AVAILABLE INFORMATION

Radial Energy Inc. files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC website at http://www.sec.gov

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Business Development

Our company was incorporated in the State of Nevada on June 20, 2000, under the name of "All Printer Supplies.com." On April 17, 2003, we changed our name to "BV Pharmaceuticals, Inc." and became a provider of information and services in the areas of personal DNA collection, analysis, profiling, banking and DNA profile database maintenance. Effective as of March 29, 2006, through a statutory merger with our wholly owned subsidiary in which we were the surviving corporation, we changed our name to "Radial Energy Inc.", and we also changed our business plan as discussed below.

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

As of the date of this Report, we have acquired working interests in projects in South America and in Texas and are continuing to explore other opportunities in North America and Latin America.

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

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

Current business operations

Radial Energy identifies, evaluates, acquires and develops oil and natural gas reserves in investor-friendly countries in the Americas, initially targeting overlooked or under-developed reserves that are under the radar of the majors and out of the reach of the small independents and, with the establishment of operating infrastructure in each country, transitioning to the development of higher reward, company-operated exploration and development opportunities.

Radial Energy focuses on historically productive regions and on situations where known oil and gas reserves are being underexploited. In certain regions of the Americas, we will bring North American drilling techniques, specialized technology and operational expertise to fully exploit those resources. We operate in a niche business environment between large multinational oil companies and under-funded, unqualified independent companies.

The Block 100 opportunity in the Huaya Anticline region of Peru was identified in the first quarter of 2006. A letter of intent was signed in April, and a reserve assessment was completed at the beginning of May. Formal agreement was reached on May 11, 2006 and purchase of a drilling rig and ancillary equipment commenced immediately. The first well began drilling in November 2006 but drilling was temporarily halted due to mechanical failures in the drilling equipment. In February 2007, the company negotiated an increase in working interest from 20% to 23% at a cost of $450,000 USD. The funds advanced were used to repair the equipment and re-mobilize the drilling crews. Drilling operations resumed in early March 2007 and results are expected within 30 days.

In late June 2006, we entered into an agreement to acquire a working interest in three separate exploratory oil and gas prospects located in Cherokee County, Texas, with payment covering our share of the estimated capital expenditures to drill the first test wells on each of the three prospects. The first prospect was drilled in September of 2006 and was abandoned the same month because the results were unsuccessful.. In November 2006, Freedom Resources, Inc., which owns a majority working interest in the remaining two prospects, sent notification that they do not intend to participate in the exploration of the remaining two wells. We have been reimbursed for our prepaid drilling expenses for the second and third wells. Freedom Resources, Inc.’s interest in the remaining two wells was sold to a third party in March 2007 and we expect to begin drilling operations on the two remaining wells in the coming months.

In August 2006, we entered into a Letter of Intent to participate for a 20% working interest in the Bosques Block in the Middle Magdalena Valley of Colombia. The project calls for the re-entry and re-activation of a producing oil field that has produced over 1 million barrels of oil and has u nproved oil reserves yet to be produced. After receipt of an independent reserve assessment in November 2006, the Joint Operating Agreement formalizing the deal was signed in December 2006.

In March 2007, we entered into a Memorandum of Understanding to acquire 100% of Rancho Hermoso S.A., which acquisition is subject to the negotiation and execution of a definitive purchase agreement. Rancho Hermoso is a recognized privately held Colombian corporation engaged in the exploration and production of oil and gas within the Republic of Colombia. If this acquisition is consummated, it would position our company as operators of the Rancho Hermoso oil fields in Colombia.

Additionally, in October 2006, we previously entered into a letter of intent to participate in an Acreage Earning Agreement with a third party on acres of federal Wasatch/Mesa Verde formation leasehold interests which are located in Uintah County, Utah. After assessing certain risks and economic variables related to the Wasatch/Mesa Verde formation and the general area geologically as a potential investment for ongoing potential hydrocarbon development, as well as taking into consideration management's focused agenda to develop assets with high reward potential, management elected to allow the letter of intent to lapse.

Oil and gas properties

Block 100, Huaya Anticline, Peru

Pursuant to a Letter of Intent dated April 19, 2006, and a related Joint Operating Agreement effective as of May 11, 2006, we acquired rights to a 20% working interest and 18% revenue interest in the Huaya Anticline Project, Block 100 oil prospect located in the Ucayali Basin, Peru. The project encompasses a structural closure of approximately 500 acres, with the potential for up to 41 well locations. We acquired the interest in the Block 100 project from Ziegler-Peru, Inc., an American company based in Texas, which sold the interest to us and retains a 10 percent interest. The majority interest is owned by the concession-holder, Compania Consultora de Petroleo, S.A., a well-known consulting company based in Lima, Peru. While Compania Consultora is the operator of record for the concession, Ziegler-Peru will act as contract driller and operator for the block. As consideration for this interest, which is only for one well, we agreed to pay a total of $1,650,000, which funds also cover the acquisition of certain equipment to be used for drilling, testing, and evaluation of the first well. As of the date of the filing of this report, we have paid in full our total financial obligation for the first well. On January 31, 2007 the Company entered into an agreement with Compania Consultora de Petroleo, S.A. and Zeigler-Peru, Inc., which modified certain terms in the Letter of Intent dated April 19, 2006 and the Joint Operating Agreement dated May 11, 2006. According to the January 2007 agreement, the company would advance an additional $450,000 to increase the working interest to 23% and revenue interest to 20.7%. The Company has now advanced a total of $2,100,000 towards the drilling, testing, and completion of the first well.

After drilling of the first well is complete, we will have the option to proceed with the project by funding the drilling, testing and evaluation of another two wells on the property for an additional $1,550,000, which funds are expected to cover the acquisition and installation of all production facilities required to bring the hydrocarbons produced to market. Thereafter, we will have the option to pay for our 23% working interest share of the development and operation of the project. In the event Radial Energy and the other participating parties decide that the project is not feasible, the equipment acquired will be sold and we will be entitled to 67% of the proceeds.

A third-party geological assessment conducted by Gustavson Associates of Boulder, Colorado, a consultant contracted by Radial Energy, estimates that the Block 100 project, if successful, may have recoverable in place reserves between 15.3 and 29.5 million barrels of oil (MMBO). While management believes the prospect is a low-risk opportunity to discover and develop a field with production potential, there can be no assurance the prospect will achieve such potential. The first well is currently being drilled, with production anticipated by year end.

Cherokee County, Texas

Pursuant to an Assignment Agreement dated June 27, 2006, we acquired all of the rights and obligations of Pin Petroleum Partners Ltd., a Canadian company, under three leasehold assignment agreements to properties located in Cherokee County, Texas (collectively, the "Cherokee Agreements") with Skyline Energy LLC, a company based in Texas. The prospects involve three separate exploratory oil and gas prospects, known as the Junction Prospect, the Northwest Jacksonville Prospect, and the Highway 79 Prospect. As consideration for the assignment, we agreed to pay Pin Petroleum Partners a total of $700,000 by October 25, 2006 along with a four percent overriding royalty interest from our share of net revenue interest. On September 29, 2006, we entered into an amendment to the Assignment Agreement with Pin Petroleum Partners extending the payment date to November 17, 2006. On November 20, 2006, the Company paid the full amount of $700,000 owed to PIN Petroluem Partners Ltd. Prior to the assignment, Pin Petroleum Partners had provided to the operator of the prospects, MLC Operating, LP, $443,790 to cover the original estimates for the drilling and completion costs for the initial well on each of the three prospects. This pre-payment by Pin Petroleum Partners was assigned to Radial Energy pursuant to the Assignment Agreement dated June 27th, 2006. The funds will cover our share of the estimated capital expenditures to drill the first test wells on each of the three prospects. If one or more of these initial wells results in a successful discovery, the operator may request additional funds to cover completion costs if the original funds do not cover the current costs of completion. For each of the three prospects, we hold a 30% working interest before payout of initial investment, and a 22.5% working interest after payout, with payout determined on a project basis.

In November 2006 Freedom Resources, Inc., which owns a majority working interest in all three exploratory wells, notified us that they do not intend to drill the remaining two prospects. We requested reimbursement of the prepaid drilling expenses paid to the operator and received the remaining balance of $238,672.52 on November 30th, 2007.

The Junction Prospect is located in northwestern Cherokee County, approximately five miles southwest of Jacksonville, Texas. This oil and natural gas prospect's leasehold covers approximately 500 acres. The Northwest Jacksonville Prospect leasehold covers approximately 350 acres located in northern Cherokee County. The Highway 79 Prospect is located in northwestern Cherokee County, one mile west of Jacksonville, Texas, and the prospect leases cover approximately 340 net acres. While calculations based on preliminary geological analysis, reservoir studies and interpretation estimate that the prospects have oil and natural gas production potential, there is no assurance that any such potential will be achieved. We have begun drilling and testing in the prospects. Our drilling and testing in the Highway 79 Prospect resulted in an unsuccessful test, and we will not continue to explore in that prospect. We intend to continue to explore in the Junction Prospect and the Jacksonville Prospect.

Bosques Block, Middle Magdalena Valley, Colombia

Pursuant to a binding letter of intent dated August 23, 2006, Maxim Well Services Ltd. ("Maxim"), a company with its principal place of business in Bogota, Colombia, we agreed to negotiate and enter into a joint operating agreement, to acquire a 20% working interest in the right to explore and develop oil reserves and production on the 9,000 hectare (22,239 acre) Bosque Block located in the Middle Magdalena Valley of Colombia.

We are required to contribute $2.2 million in cash, in stages, beginning on execution of the joint operating agreement. Three Hundred Fifty Thousand Dollars ($350,000) was due upon signing the joint operating agreement, and conditioned upon the receipt of a document from the ANH (Agencia Naciional de Hidrocarburos, the State Hydrocarbons Regulatory agency) whereby the agency agrees with Ecopetrol (the state controlled oil company) on the terms of the joint operating agreement. The ANH document is expected to be received in April 2007. Another $350,000 will be due sixty (60) days following the receipt of the ANH document. The remaining $1,500,000 will be due 15 days following any capital call made by Maxim at any time following the execution of the joint operating agreement.

Until such time that we recoup $1,500,000 of our investment, we will receive a 33.33% participation in distributions. Following recoupment of $1.5 million of our investment, our interest will remain at 20 percent.

We have entered into a joint operating agreement effective December 2, 2006.

Current development

Drilling Activities

In September 2006, drilling and testing of the G.D. Staton Well No. 1, Highway 79 Prospect, Cherokee County, Texas, was initiated. Initial test results were unsuccessful, and the Company has elected to plug and abandon this well.

In November 2006, drilling of the Huaya 100-1X well commenced, and drilling stopped after experiencing mechanical problems. Upon completion of repairs, drilling resumed in February 2007 and the Company announced that the Huaya 100-1X well reached final total depth of 926 feet on March 17th, 2007, and was logged by Schlumberger on March 18th.

Reserves

Proven reserves are those quantities that geological and engineering data demonstrate with reasonable certainty to be recoverable in the future from known reservoirs under existing economic and operating conditions, also known in the industry as 1P or P90, because they have a 90% certainty of being produced.

Probable reserves are those quantities on the basis of geologic evidence that supports projections from proven reserves, can reasonably be expected to exist and be recoverable under existing economic and operating conditions, also known in the industry as 2P, Proved plus Probable, or P50, i.e., having a 50% certainty of being produced.

Competition

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

Government Regulations

General

The production and sale of oil and gas are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on us.

Oil and Gas Regulations - United States

The governmental laws and regulations which could have a material impact on the oil and gas exploration and production industry are as follows:

Drilling and Production

Our operations in the United States are subject to various types of regulation at federal, state, local and Native American tribal levels. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribes, in which we operate also regulate one or more of the following: (i) the location of wells; (ii) the method of drilling and casing wells; (iii) the rates of production or "allowables"; (iv) the surface use and restoration of properties upon which wells are drilled and other third parties; (v) the plugging and abandoning of wells; and (vi) notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Natural Gas Sales Transportation

Historically, federal legislation and regulatory controls have affected the price of the natural gas we produce and the manner in which we market our production. The Federal Energy Regulatory Commission ("FERC") has jurisdiction over the transportation and sale for resale of natural gas in interstate commerce by natural gas companies under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978.

FERC also regulates interstate natural gas transportation rates and service conditions, which affects the marketing of natural gas that we produce, as well as the revenues we receive for sales of our natural gas. Commencing in 1985, FERC promulgated a series of orders, regulations and rule makings that significantly fostered competition in the business of transporting and marketing gas. Today, interstate pipeline companies are required to provide non-discriminatory transportation services to producers, marketers and other shippers, regardless of whether such shippers are affiliated with an interstate pipeline company. Under FERC's current regulatory regime, transmission services must be provided on an open-access, non-discriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive.

Mineral Act

The Mineral Leasing Act of 1920 ("Mineral Act") prohibits direct or indirect ownership of any interest in federal onshore oil and gas leases by a foreign citizen of a country that denies similar or like privileges" to citizens of the United States. Such restrictions on citizens of a "non-reciprocal" country include ownership or holding or controlling stock in a corporation that holds a federal onshore oil and gas lease. If this restriction is violated, the corporation's lease can be canceled in a proceeding instituted by the United States Attorney General. Although the regulations of the Bureau of Land Management (which administers the Mineral Act) provide for agency designations of non-reciprocal countries, there are presently no such designations in effect.

Environmental Regulations

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

Water Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute "solid wastes", which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

Comprehensive Environmental Response, Compensation and Liability Act

The federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") imposes joint and several liability for costs of investigation and remediation and for natural resource damages, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release into the environment of substances designated under CERCLA as hazardous substances ("Hazardous Substances"). These classes of persons or potentially responsible parties include the current and certain past owners and operators of a facility or property where there is or has been a release or threat of release of a Hazardous Substance and persons who disposed of or arranged for the disposal of the Hazardous Substances found at such a facility.

CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover the costs of such action. Although CERCLA generally exempts petroleum from the definition of Hazardous Substances in the course operations, we may in the future generate wastes that fall within CERCLA’s definition of Hazardous Substances. We may also in the future become an owner of facilities on which Hazardous Substances have been released by previous owners or operators. We may in the future be responsible under CERCLA for all or part of the costs to clean up facilities or property at which such substances have been released and for natural resource damages.

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

We believe that we are in substantial compliance with current applicable environmental laws and regulations.

Research and Development Activities

No research and development expenditures have been incurred, either on our account or sponsored by affiliates, during the past three years.

Employees

As of the date of this Annual Report, we have two employees on a full time basis: Mr. Gregory Leigh Lyons, and Mr. Omar Michel Hayes. See "Item 10. Executive Compensation” and “Item 12. Certain Relationships and Related Transactions."

RISKS RELATED TO OUR BUSINESS

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below. See "Forward-Looking Statements."

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. As such, our historical operating results may not provide a meaningful basis for evaluating our business, financial performance and prospects. We may not be able to achieve a similar growth rate in future periods. Accordingly, you should not rely on our results of operations for any prior periods as an indication of our future performance.

We have incurred losses in prior periods and may incur losses in the future.

We incurred a net loss in all prior financial periods and we have not yet completed a full financial year in the oil and gas industry. We expect our operating expenses to increase as we expand our operations. We have a history of operating losses, expect to continue to incur losses, and may never be profitable, and we must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses from continuing operations totaling $3,684,777 for fiscal year ended December 31, 2006. As of December 31, 2006, we had an accumulated deficit of $3,847,247 and a working capital of $1,132,016. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that: (i) the costs to acquire additional leases are more than we currently anticipate; (ii) drilling and completion costs for additional wells increase beyond our expectations; or (iii) we encounter greater costs associated with general and administrative expenses or offering costs.

We may not be able to manage our expansion of operations effectively.

We announced an entrance into the oil and gas industry in March 2006. We anticipate significant continued expansion of our business to capture market opportunities. To manage the potential growth of our operations, we will be required to improve our operational and financial systems, procedures and controls, and we may have to hire, train and manage an employee base. Furthermore, our management will be required to create, maintain and expand relationships with authorities, partners and other third parties. We cannot assure you that our current and planned operations, personnel, systems, internal procedures and controls will be adequate to support future growth, if such growth occurs. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies or respond to competitive pressures.

Our development of and participation in an increasingly larger number of oil and gas prospects have required and will continue to require substantial capital expenditures. The uncertainty and factors described throughout this section may impede our ability to economically find, develop, exploit, and acquire natural gas and oil reserves. As a result, we may not be able to achieve or sustain profitability or positive cash flows from operating activities in the future.

We have received a going concern opinion from our independent auditors

We have received a going concern opinion from our independent auditor's report accompanying our December 31, 2005 and 2004 consolidated financial statements. The independent auditor's report accompanying our December 31, 2005 and 2004 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders will be materially and adversely affected.

We will require additional funding in the future.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve production levels will be greatly limited. Our current development plans require us to make capital expenditures for the exploration and development of our oil and natural gas properties. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of oil and natural gas. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

Our acquisitions may not be successful.

As part of our growth strategy, we intend to acquire additional oil and gas production properties. Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive properties. Even if we are successful in acquiring additional properties, some of the properties may not produce revenues at anticipated levels or failure to conduct drilling on prospects within specified time periods may cause the forfeiture of the lease in that prospect. There can be no assurance that we will be able to successfully integrate acquired properties, which could result in substantial costs and delays or other operational, technical, or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

Our exploratory and development drilling and production operations may not be successful.

We intend to drill additional wells and pursue production operations on our current wells. There can be no assurance that our future drilling activities will be successful, and we cannot be sure that our overall drilling success rate or our production operations within a particular area will succeed or not decline. We may not recover all or any portion of our capital investment in the wells or the underlying leaseholds. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We are a new entrant into the oil and gas industry.

We are a new entrant into the oil and gas industry without profitable operating history. Since April 3, 2006, our activities have been limited to organizational efforts, obtaining working capital and acquiring and developing a very limited number of properties. As a result, there is limited information regarding production or revenue generation. As a result, our future revenues may be limited.

No assurance of the accuracy of the estimates of oil and gas reserves.

There is no assurance of the accuracy of the estimates of oil and gas reserves. Reserve estimates are based upon various assumptions, including assumptions relating to oil and gas prices, drilling and operating expenses, production levels, capital expenditures, taxes and availability of funds. No one can measure underground accumulations of oil and natural gas in an exact way. As a result, estimated quantities of proved reserves, projections of future production rates, and the timing of development expenditures may be incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery, and estimates of the future net cash flows.

Further, the present value of future net cash flows from any proved reserves is not necessarily the same as the current market value of any estimated oil and natural gas reserves. Actual future net cash flows from oil and natural gas properties also will be affected by factors such as: (i) actual prices we receive for oil and natural gas; (ii) the amount and timing of actual production; (iii) supply of and demand for oil and natural gas; and (iv) changes in governmental regulations or taxation.

The timing of both production and incurrence of expenses in connection with the development and production of oil and natural gas properties will affect the timing of actual future net cash flows from proved reserves, and thus their actual present value. In addition, any discount factor used when calculating discounted future net cash flows may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves will most likely vary from those estimates and any significant variance could have a material adverse effect on our future results from operations.

Unless we replace our oil and natural gas reserves, our reserves and production will decline

Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our business, financial condition and results of operations. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Thus, our future oil and natural gas reserves and production and, therefore, our cash flow and income are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs.

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities.

We describe some of our current prospects in this Report. Our prospects are in various stages of evaluation, ranging from prospects that are ready to drill to prospects that will require substantial additional seismic data processing and interpretation. However, the use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling and testing whether natural gas or oil will be present or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. If we drill wells that we identify as dry holes in our current and future prospects, our drilling success rate may decline and materially harm our business. In sum, the cost of drilling, completing and operating any wells is often uncertain and new wells may not be productive.

Properties that we acquire may not produce as projected

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against them. One of our growth strategies is to capitalize on opportunistic acquisitions of oil and natural gas reserves. However, our reviews of acquired properties are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. A detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Further, environmental problems, such as ground water contamination, are not necessarily observable even when an inspection is undertaken. Acquiring properties with liabilities would have a material adverse effect upon our results of operations.

The potential profitability of oil and gas ventures depends upon factors beyond our control.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in us not receiving an adequate return on our invested capital.

We may de dependent upon transportation and storage services provided by third parties.

We may be dependent upon transportation and storage services provided by third parties. We will be dependent on the transportation and storage services offered by various private, local, interstate and intrastate pipeline companies for the delivery and sale of our oil and gas supplies. Both the performance of transportation and storage services by interstate pipelines and the rates charged for such services are subject, in the U.S. to the jurisdiction of the Federal Energy Regulatory Commission or state and foreign country regulatory agencies. An inability to obtain transportation and/or storage services at competitive rates could hinder our processing and marketing operations and/or affect our sales margins.

Our results of operations are dependent upon market prices

Our results of operations are dependent upon market prices for oil and natural gas, which fluctuate widely and are beyond our control. Our revenue, profitability, and cash flow depend upon the prices and demand for oil and natural gas.

The markets for these commodities are very volatile and even relatively modest drops in prices can significantly affect our financial results and impede our growth. Prices received also will affect the amount of future cash flow available for capital expenditures and may affect our ability to raise additional capital. Lower prices may also affect the amount of natural gas and oil that can be economically produced from reserves either discovered or acquired.

Factors that can cause price fluctuations include: (i) the level of consumer product demand; (ii) weather conditions; (iii) domestic and foreign governmental regulations; (iv) the price and availability of alternative fuels; (v) technical advances affecting energy consumption; (vi) proximity and capacity of oil and gas pipelines and other transportation facilities; (vii) political conditions in natural gas and oil producing regions; (viii) the domestic and foreign supply of natural gas and oil; (ix) the ability of members of Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; (x) the price of foreign imports; and (xi) overall domestic and global economic conditions.

The availability of a ready market for our oil and gas depends upon numerous factors beyond our control

The availability of a ready market for our oil and gas depends upon numerous factors beyond our control, including the extent of domestic production and importation of oil and gas, the relative status of the domestic and international economies, the proximity of our properties to gas gathering systems, the capacity of those systems, the marketing of other competitive fuels, fluctuations in seasonal demand and governmental regulation of production, refining, transportation and pricing of oil, natural gas and other fuels.

The oil and gas industry in which we operate involves many operating risks that can cause substantial losses.

Our drilling activities are subject to many risks, including the risk that we will not discover commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry holes, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our drilling and producing operations may be curtailed, delayed or canceled as a result of other factors, including: (i) fires; (ii) explosions; (iii) blow-outs and surface cratering; (iv) uncontrollable flows of underground natural gas, oil, or formation water; (v) natural disasters; (vi) facility and equipment failures; (vii) title problems; (viii) shortages or delivery delays of equipment and services; (ix) abnormal pressure formations; and (x) environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of (i) injury or loss of life; (ii) severe damage to and destruction of property, natural resources or equipment; (iii) pollution and other environmental damage; (iv) clean-up responsibilities; (v) regulatory investigation and penalties; (vi) suspension of our operations; or (vii) repairs necessary to resume operations. If we were to experience any of these problems, it could affect well bores, gathering systems and processing facilities, any one of which could adversely affect our ability to conduct operations. We may be affected by any of these events more than larger companies, since we have limited working capital. We currently do not maintain liability insurance on bodily injury, which would include coverage for pollution, environmental damage and chemical spills. For other risks, we may further elect not to obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not covered by insurance, it could adversely affect operations. Moreover, even if we obtained insurance in the future, we cannot provide assurance that we would be able to maintain adequate insurance at rates considered reasonable.

The oil and gas industry is highly competitive

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases. The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future federal, state, local and other laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

There can be no assurance we will be able to obtain drilling equipment

There can be no assurance we will be able to obtain drilling equipment to meet our drilling requirements. There is currently a high demand for drilling equipment in the State of Texas. We may experience delays in obtaining drilling rigs due to the high drilling demand in the areas where we have been concentrating our oil and gas targeted production and leasing programs. There can be no assurance that we will be able to obtain the requisite drilling equipment to meet our planned drilling initiatives according to our timetable. In the event that we are unable to obtain drilling equipment to conduct our exploration operations, it could have a material adverse effect upon our business and our results of operations.

The marketability of natural resources will be affected by numerous factors

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

Oil and gas operations are subject to comprehensive regulation

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect us. Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations. In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply in all material respects with all applicable environmental regulations. However, we are not insured against all possible environmental risks.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

Certain of our officers and directors may be subject to conflicts of interest

Our officers and directors may be subject to conflicts of interest. Although our officers and directors serve the Company on a full time basis, they may be subject to conflicts of interest. Our officers and directors may each devote part of their non-working time to other business endeavors. These business endeavors as well as other business opportunities should be presented to the company. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to the company. Because of these relationships, our officers and directors may be subject to conflicts of interest.

Our business depends substantially on the continuing efforts of our executive officers and our ability to maintain a skilled labor force, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers, especially Gregory Leigh Lyons and Omar Michel Hayes, our two directors. We do not maintain key man life insurance on our executive officers. If our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. Our executive officers have entered into an employment agreement with the Company, which contains confidentiality and non-competition provisions.

If we are unable to attract, train and retain technical personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain technical personnel. Recruiting and retaining capable personnel, particularly those with expertise in the oil and gas industry, are vital to our success. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our technical personnel. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Fluctuations in exchange rates could adversely affect our business.

Our financial statements are expressed in U.S. dollars but many of our expenditures will be incurred in Pesos and the Nuevo Sol. Our results may be affected by the foreign exchange rate between U.S. dollars and the Pesos and the Nuevo Sol. To the extent we hold assets denominated in U.S. dollars, any appreciation of these foreign currencies against the U.S. dollar could result in a change to our income statement and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of Pesos and / or Nuevo Sol against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results which may have a material adverse effect on the prices of our shares.

We have limited insurance coverage and may incur losses resulting from product liability claims or business interruptions.

We anticipate we will be exposed to risks associated with environmental liability claims. Moreover, we do not have any environmental liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. The successful assertion of environmental liability claims against us could result in potentially significant monetary damages and require us to make significant payments. In addition, as the insurance industry in Colombia and Peru is still in an early stage of development, business interruption insurance available in these countries offers limited coverage compared to that offered in many other countries. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.

Risks Relating to an Investment in our Securities

Additional issuances of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of Common Stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our Common Stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

Our common stock is classified as a “penny stock”: under the SEC rules which limits the market for our common stock.

Our Common Stock is classified as a "penny stock" under SEC rules which limits the market for our Common Stock. Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the Common Stock is less than $5 per share, the Common Stock is classified as a "penny stock." Our stock has not traded above $5 per share. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an “accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our Common Stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

Nevada law and our articles of incorporation may protect our directors from certain type of law suits.

Nevada law and our Articles of Incorporation may protect our directors from certain types of lawsuits. Nevada law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

The market price for our shares may be volatile.

As we are a development stage company, the market price for our shares is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

•	regulatory developments in our target markets affecting us, our customers or our competitors;

•	actual or anticipated fluctuations in our quarterly operating results;

•	changes in financial estimates by securities research analysts;

•	changes in the economic performance or market valuations of other oil and gas producers;

•	addition or departure of our executive officers;

•	release or expiry of resale restrictions on other outstanding common shares; and

•	sales or perceived sales of additional shares to raise working capital.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also have a material adverse effect on the market price of our shares.

The execution of our business plan will require substantial funds. Our stockholders may be adversely affected if we issue additional debt or equity securities to obtain financing.

We will require substantial funds to execute our business plan. We anticipate that such funds will be obtained from external sources and intend to seek additional equity or debt financing to fund future operations.

Our actual capital requirements may vary. Additional funding may not be available on favorable terms, if at all. Additional funding may only be available on terms that may, for example, cause substantial dilution to common stockholders, and have liquidation preferences or pre-emptive rights. If we raise additional funds by issuing debt or equity securities, existing stockholders may be adversely affected because new investors may have rights superior to those of current stockholders, and current stockholders may be diluted. If we do not succeed in raising needed funds, we could be forced to discontinue operations entirely.

If we grant employee share options and other share-based compensation in the future, our net income could be adversely affected.

We may grant share purchase options to employees in the future although we do not have a share based compensation plan in place as of today. If we do this, it will account for options granted to our directors and employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and its related interpretations, and according FASB Statement No. 123 (Revised 2004), “Share-Based Payments,” or SFAS 123R, which requires all companies to recognize, as an expense, the fair value of share options and other share-based compensation to employees. As a result, if we were to grant options to directors and employees, we would have to account for compensation costs for all share options using a fair-value based method and recognize expenses in our consolidated statement of operations in accordance with the relevant rules under U.S. GAAP, which may have a material and adverse effect on our reported earnings. If we try to avoid incurring these compensation costs, we may not be able to attract and retain key personnel, as share options are an important employee recruitment and retention tool. If we grant employee share options or other share-based compensation in the future, our net income could be adversely affected.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and may become increasingly stringent in the future. In particular, under rules proposed by the SEC on August 6, 2006 we will be required to include management's report on internal controls as part of our annual report for the fiscal year ending December 31, 2008 pursuant to Section 404 of the Sarbanes-Oxley Act. Furthermore, under the proposed rules, an attestation report on our internal controls from our independent registered public accounting firm will be required as part of our annual report for the fiscal year ending December 31, 2009. We are in the process of evaluating our control structure to help ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act. The financial cost of compliance with these laws, rules and regulations is expected to be substantial. We cannot assure you that we will be able to fully comply with these laws, rules and regulations that address corporate governance, internal control reporting and similar matters. Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition and the value of our securities.

The holders of the convertible debentures have the option of converting the convertible debentures into shares of our common stock. The holders of the convertible debentures may also exercise their common share purchase warrants. If the convertible debentures are converted or the share purchase warrants are exercised, there will be dilution of your shares of our common stock.

There are 16,000,000 common shares reserved upon conversion of the convertible debentures, and 16,166,166 common shares underlying our presently outstanding warrants that may be available for future sale, 8,166,166 of which are being held by the holders of the convertible debentures.

The issuance of shares of our common stock upon conversion of the convertible debentures and upon exercise of the share purchase warrants will result in dilution to the interests of other holders of our common stock. The principal amount of the convertible debentures may be converted at the option of the holders into shares of our common stock at the lower of a fixed price of $1.0536 per share or 90% of the lowest daily volume weighted average trading price per share for the 15 trading days prior to conversion, subject to adjustment pursuant to the anti-dilution provisions as set forth in the convertible debentures. Each convertible debenture and each share purchase warrant is subject to anti-dilution protection upon the occurrence of certain events. If, among other things, we offer, sell or otherwise dispose of or issue any of our common stock (or any equity, debt or other instrument that is at any time over its life convertible into or exchangeable for our common stock) at an effective price per share that is less than the conversion price of the convertible debenture or the exercise price of the share purchase warrant, the conversion price of the convertible debentures or the exercise price of the warrants will be reduced, depending on the number of shares of common stock that we issue at that lower price, to a price which is less than the conversion price or the exercise price.

Risks Related to Doing Business in Peru and Colombia

Adverse changes in political and economic policies of the Peruvian and Colombian governments could have a material adverse effect on the overall economic growth of these countries.

Some of our explorations are conducted in Peru and Colombia. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in these countries. These foreign economic climates differ from the economies of most developed countries in many respects, including:

•	the amount of government involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.

While the Peruvian and Colombian economies have grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy. Both governments have implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Colombian and Peruvian economies, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

Radial Energy's investments and projects located outside of the United States expose us to risks related to fluctuations in currency rates. As each local currency's value changes relative to the U.S. dollar--our reporting currency--the value in U.S. dollars of our assets and liabilities in such locality and the cash flows generated in such locality, expressed in U.S. dollars, also change. These risks may adversely affect our cash flows and results of operations. We are also exposed to credit risk of counterparties with whom we do business.

ITEM 2. DESCRIPTION OF PROPERTIES

The agreements relating to the Block 100 prospect entitle us to a 23% working interest in oil and gas leases covering approximately 500 acres in the Huaya Anticline Project, Block 100 oil prospect located in the Ucayali Basin, Peru. The leases have a primary term of 30 years from and after March 2004.

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

Our principal office is located at 1200 Smith Street, Suite 1600, Houston, Texas 77002. We also rent a single office space located at 225 Marine Drive, Blaine, Washington 98230. The monthly rent for the Houston office is approximately $2,300 and the monthly rent and incidentals for the Washington office is approximately $800.

We consider these facilities adequate to meet our current needs. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock, par value $.001, is currently quoted on the OTC Bulletin Board under the symbol "RENG"; however, active trading market in our common stock did not commence until February 2006. The following table sets forth the high and low closing prices of our common stock on the OTCBB during the periods presented. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions. Trading in our common stock has not been extensive in all the periods presented below, and such trades may not constitute an active trading market in all the periods presented below.

Year Ending December 31, 2006	High	Low
Quarter ended March 31, 2006	$0.73	$0.57
Quarter ended June 30, 2006	$0.915	$0.65
Quarter ended September 30, 2006	$1.05	$0.80
Quarter ending December 31, 2006	$1.05	$0.62

On March 29, 2007, the closing sales price for the common stock was $0.44, as reported on the website of the OTCBB. As of March 29, 2007, there were 42 stockholders of record of the common stock (which does not include the number of persons or entities holding stock in nominee or street name through various brokerage firms).

We completed a 4-for-1 forward stock split of our issued and outstanding shares of common stock on February 20, 2006. The number of shares referred to in the financial statements included in this Report has been restated wherever applicable to give retroactive effect on the forward stock splits.

The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission’s Staff Accounting Bulletin, Topic 4c. In actuality, the forward stock split, of four for one is effective after the Company’s repurchase of 29,000,000 pre-forward split (116,000,000 post-forward split common shares). Consequently, the number of shares actually issued immediately prior to the split was 8,766,456 pre-forward split common shares (35,065,824 post-forward split common shares). The actual number of common shares, both pre-forward split and post-forward split, are less than the number of common shares authorized of 75,000,000.

Dividends

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

Recent Sales of Unregistered Securities

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

On July 7, 2006, the Company issued 1,500,000 common shares at $0.80 per share to an officer of the Company pursuant to an employment agreement.

On July 21, 2006, the Company issued 8,000,000 units at $0.25 per unit for proceeds of $2,000,000 through a private placement offering approved by the Company on February 10, 2006. Each unit consists of one common share and one stock purchase warrant exercisable until August 4, 2008, into one common share at $0.30 per share. The Company paid finders’ fees totaling $147,500.

On July 31, 2006, the Company issued 20,000 common shares for a loan fee valued at $19,600 pursuant to a promissory note for $100,000.

The securities issued / sold were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S promulgated thereunder, or exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Securities Act for issuances not involving a public offering.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Our stock trades under the symbol “RENG” on the NASD’s OTCBB.

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our company should be read in conjunction with our audited consolidated financial statements and notes appearing elsewhere in this Form 10-KSB; and Reports on Form 8-K filed during our most recent fiscal year and subsequent to the period end of this fiscal year.

Limited Operating History

There is limited historical financial information about our company upon which to base an evaluation of our future performance. Our company has yet to generate revenues from operations. We cannot guarantee that we will be successful in our business. We are subject to risks inherent in a fast growing company, including limited capital resources, possible delays in product development and manufacturing, and possible cost overruns due to price and cost increases. There is no assurance that future financing will be available to our company on acceptable terms. Additional equity financing could result in dilution to existing shareholders.

Company Description and Overview

In April of 2006, the Company undertook to change its focus from providing customers with DNA profiling and banking, to the acquisition, exploration, development and production of domestic and international oil and gas projects. Radial Energy's primary focus is on identifying previously drilled but subsequently abandoned wells that encountered and/or tested live oil or natural gas indicating the presence of marketable hydrocarbons, reservoir, and trap. During the fiscal year ended December 31, 2006, we have acquired working interests in projects in South America and in Texas and are continuing to explore other opportunities in North America and Latin America.

For the fiscal year ended December 31, 2006, we had no revenues and we incurred losses of $3,676,277, of which $3,684,777 was a loss from continuing operations. Our operating expenses included significant executive compensation expenses, financings fees, legal, accounting expenses as well as investor relations expenses. We expect to continue to use cash in our operating activities as we expand our asset base.

Management Discussion and Analysis

We are an independent energy company focused on the exploration, exploitation, acquisition and production of crude oil in the United States and in South America. Our future results of operations and financial condition will be significantly affected by oil and natural gas commodity prices, which can fluctuate dramatically. The commodity prices are beyond the Company’s control and are difficult to predict. During 2006 and into the first two months of 2007 we have seen volatility in oil and natural gas prices. We believe that spot market prices reflect worldwide concerns about producers’ ability to ensure sufficient supply to meet increasing demand amid a host of uncertainties caused by political instability, a weak U.S. dollar and crude oil refining constraints.

We believe that oil and gas prices will remain volatile during 2007. As a result of increases in the prices of domestic oil and natural gas over the past several years, and the corresponding increased demand for oil field services, shortages have developed, and we have seen an escalation in rig rates, field service costs, material prices and all costs associated with drilling, completing and operating wells. If oil and natural gas prices remain high relative to historical levels, we anticipate that the recent trends toward increasing costs and equipment and personnel shortages will continue. While we have identified prospects to drill, our ability to grow could be adversely affected by these shortages and price increases.

We plan to make capital expenditures of approximately $5.5 million for 2007, which is a 99% increase over our 2006 capital expenditures of $2.76 million. We continuously evaluate our capital expenditures budget and make adjustments from time to time as our results of operations and other factors dictate. Our preliminary 2007 capital expenditures budget is subject to change should we complete the acquisition of Rancho Hermoso S.A.

Results of Operations

We have financed our operations since inception primarily through private sales of securities and convertible debt. .As of December 31, 2006, we had approximately $1.926 million in cash, and working capital of $1.132 million.

Fiscal Year Ended December 31, 2006

The following table sets forth our statements of operations for the year ended December 31, 2006.

	As at December 31,
	2006	2005

Current assets	$2,023,960	$2,211
Properties and equipment	$2,683,186	$-
Total assets	$4,707,146	$2,211

Current liabilities	$891,944	$15,935
Convertible debentures	$2,215,268	$-
Total liabilites	$3,107,212	$15,935

Stockholders' equity	$1,599,934	$(13,724)

Working capital	$1,132,016	$(13,724)

As discussed above, in 2006, we effected a change in our business focus to the exploration and development of oil and gas assets, from DNA sampling and banking services. Due to the significant changes, part of our results for the year ended December 31, 2006 and 2005 are being reported as discontinued operations, and we believe that a comparison of results of operations for the years ended December 31, 2006 and December 31, 2005 should not be relied on as an indication of future performance. Factors that may cause our results of operations to fluctuate include those discussed in the “Risk Factors.”

Revenues

For the year ended December 31, 2006, we had no revenues from our continuing operations. We expect to start earning revenues in the second half of 2007, once we have successfully drilled and tested the Block 100 project in Peru.. Our future revenues will depend not only on successful drilling activities, and ales efforts, but also on our ability to identify and acquiring producing properties.

Exploration costs

In October 2006, the Company entered into a letter of intent to participate in an Acreage Earning Agreement with a third party on acres of federal Wasatch/Mesa Verde formation leasehold interests which are located in Uintah County, Utah. After assessing certain risks and economic variables related to the Wasatch/Mesa Verde formation and the general area geologically as a potential investment for ongoing potential hydrocarbon development, as well as taking into consideration Management's focused agenda to develop assets with high reward potential, Management elected to allow the letter of intent to lapse. The Company has written-off the $114,593 in finders’ fees and geological consulting fees it incurred during the year ended December 31, 2006.

Expenses and general and administrative expenses

During the fiscal year ended December 31, 2006, the Company incurred total expenses from continuing operations of $3,684,777. These expenses were related mainly to executive compensation, including a stock award valued at $1,200,000 and to financing activities, such as $1,334,603 in interest and financing fees related to convertible debentures. Other expenses were incurred in relation to activities associated with the change in business, such as communication with shareholders, legal and accounting fees, as well as corporate development and promotion.

The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the early exploration stage.

Discontinued Operations

During the year ended December 31, 2006, revenues of $8,500 (2005 - loss of $520) were reported in discontinued operations. Amounts related to discontinued operations included in prior period financial statements presented herein have been reclassified to conform to the current period presentation.

Exploration stage

The Company complies with Financial Accounting Standard Board Statement No. 7 the Securities and Exchange Commission Act Guide 7 for its characterization of the Company as an Exploration Stage Company. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from the Company’s new exploration stage activity effective April 1, 2006.

Net Loss

Our net loss was $3,676,277 for fiscal 2006, as compared to $34,650 in 2005. The net loss reflects our expenses relating to our financings, cost of communication with shareholders, legal and accounting fees, corporate development and promotion, as well as executive compensation and office expenses. These expenses have been incurred ahead of our ability to recognize revenues from our new strategy.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $1,926,251, and working capital of $1,132,016. During the year ended December 31, 2006, we funded our operations from private sales of equity and convertible debentures. We believe our current financing activities will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the year ended December 31, 2006, we used $959,394 of cash in operations. Net cash used by operating activities reflected $(97,709) in prepaid expenses and deposits and an increase in accounts payable of $533,916. Investment activities used $2,798,066 of cash during the year, which was primarily related to the acquisition of oil and gas assets.

Financing activities provided $5,682,500 of cash during the year, with $330,000 from a loan, $1,852,500 in private placement subscription proceeds and $3,500,000 in convertible debentures.

Our current cash requirements are significant due to the exploration and development of our current prospects. During the second quarter of our fiscal year 2007, we expect to need significant cash as we will be required to advance additional funds to complete the development of the Block 100 prospect in Peru. Accordingly, we expect to continue to use cash to fund operations for at least fiscal 2007 as we expand our asset base and fund exploration of our properties.

Recent Financings

Notes payable

On February 10, 2006, the Company repurchased 116,000,000 common shares by the issuance of a promissory note for $29,000 to a former director of the Company. The note was unsecured with interest at 8% per annum, and due on August 10, 2006. On March 27, 2006, $20,000 was repaid and the remaining $9,000, plus accrued interest, was forgiven.

On July 12, 2006, the Company received $250,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 12, 2007. At December 31, 2006, $14,137 in interest was accrued in relation to this note.

On July 31, 2006, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 31, 2007. The Company paid a loan fee by the issuance of 20,000 shares of common stock, valued at $19,600. At December 31, 2006, $5,030 in interest was accrued in relation to this note.

On September 19, 2006, the Company received $35,000, pursuant to a promissory note. The note was unsecured, non-interest bearing and was due October 19, 2006. The note was paid in full on October 10, 2006.

Convertible debentures

On October 2, 2006, the Company entered into a securities purchase agreement to issue up to $5,000,000 of secured convertible debentures. The Company is to pay the purchaser a commitment fee of 10% of $5,000,000, which shall be paid proportionately upon each disbursement. In addition, the Company paid the purchaser a non-refundable fee of $22,500 for structuring and due diligence in connection with this transaction.

On October 2, 2006, the Company received $2,000,000, less the 10% fee and $41,250 for legal and structuring fees, and on November 2, 2006, the Company received a further $1,500,000 less the 10% fee and $40,000 for legal costs, with the remaining $1,500,000 to be funded within three business days after a registration statement for this debenture is declared effective by the Securities and Exchange Commission.

The debentures bear interest at 7.0% per annum, are due on October 2, 2009, and are convertible into the Company's common stock at the option of the purchaser at any time prior to redemption by the Company. The debentures are convertible at a conversion price equal to the lesser of $1.0536 or 90% of the lowest volume weighted average daily closing price of the Company’s common stock, during the 15 trading days immediately prior to the conversion date. The notes contain a provision whereby no holder is able to convert any part of the note into shares of the Company’s common stock, if such conversion would result in beneficial ownership of the holder and its affiliates of more than 4.99% of the Company’s then outstanding shares of common stock. The Company has the right, at its option, to redeem a portion or all amounts outstanding under the debentures by paying the holder the principal amount being redeemed plus a redemption premium of 20 to 30%.

At December 31, 2006, the Company accrued $51,781 in interest in relation to the debentures.

Pursuant to the securities purchase agreement, the Company entered into a freestanding investor registration rights agreement on October 2, 2006. Under the terms of this agreement, the Company filed a registration statement on November 1, 2006 for 13,333,333 common shares underlying the debentures and warrants. The Company had the obligation to use their best efforts to have the registration statement declared effective by the SEC by March 1, 2007. Further, the Company had the continuing obligation to keep the registration statement continuously effective for a period of two years or until all of the securities had been sold by the purchaser. Failure to meet this obligation would result in the Company incurring liquidated damages in the amount of 1% of the liquidated value of the debentures for each 30 day period after the scheduled effective date. In no event shall the liquidated damages exceed 20% of the aggregate purchase price for the purchaser.

The Company evaluated the free-standing investor registration rights agreement and concluded that it meets the definition of a derivative instrument under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. The fair value of this derivative liability is immaterial based on a probability-weighted cash flow evaluation of its terms.

The debentures are secured by the assets of the Company and a pledge of common stock which shall include common stock held by the Company’s officers and directors and certain shareholders delivered in the form of a stock certificate in the name of the Company, to be held in escrow. Accordingly, 7,672,000 shares or common stock have been pledged and are held in escrow.

Pursuant to the securities purchase agreement, the Company issued to the purchaser 3,333,333 stock purchase warrants exercisable at $0.75 per share, 2,500,000 stock purchase warrants exercisable at $1.00 per share and 2,333,333 stock purchase warrants exercisable at $1.50 per share. These warrants expire on October 2, 2011. The Company is obligated to issue to the purchaser an additional 1,000,000 stock purchase warrants exercisable at $1.50 per share when the final funding is received, exercisable for a term of five years from the date of issuance.

The Company has the option to force the purchaser to exercise some of the warrants within five days following a forced exercise notice assuming that there is sufficient number of shares of common stock to cover the underlying amount of warrants to be exercised and the daily Volume Weighted Average Price of the common stock for each of the five consecutive trading days prior to the forced exercised notice date is above the exercise price by a stated amount between 35-60%. The forced exercise notice shall be limited to 1/5 of the trading volume during the five day period. Any allowable forced exercise notice shall be reduced by any warrant amounts exercised by the purchaser during the preceding five day period.

An amount of $860,235 has been recorded in additional paid-in capital at December 31, 2006, for the fair value of the beneficial conversion feature of the debentures and $860,235 has been amortized into income as interest on convertible debentures. The convertible debentures are presented net of a discount of $1,336,513 at December 31, 2006, representing the unamortized relative fair value of the detachable warrants issued in connection with the $2,000,000 debenture. This discount is being amortized to interest expense over the stated term of the debenture. At December 31, 2006, the Company accreted $50,087 of the discount in relation to the debentures.

On March 1, 2007, the Company announced it was negotiating an agreement to redeem the $3,500,000 convertible debentures at a redemption premium of 18% of the principal amount, and will be canceling the remaining $1,500,000 debenture which was to be issued contingent upon effective registration of the SB-2. The purchaser would have the right to retain the share purchase warrants issued in connection with this financing. The Company would have no obligation to pay liquidating damages under the investor registration rights agreement. Final terms of the cancellation are subject to a definitive agreement.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management of our company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements for the fiscal year ended December 31, 2006 included in this Report. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

Development Stage

The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as a Development Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from the Company’s new development stage activity effective April 1, 2006. The statement of operations for the year ended December 31, 2006 includes expenses ($23,502) from the prior development stage during the period from January 1, 2006 to March 31, 2006.

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

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre. Royalties paid net of any tax credits received are netted with oil and gas sales.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the Company, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

Accounting for Convertible Instruments

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”) and pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

Plan of Operations

Our future operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We continue to operate with very limited administrative support, and our current officers and directors continue to be responsible for many duties to preserve our working capital.

Projected Expenditures Over The Next 12 Months

The following chart provides an overview of our budgeted expenditures by major area of activity, for the next 12 months

General and Administration Expenses	$1,200,000
Block 100 - Peru	$3,000,000
Bosques Block - Colombia	$1,500,000
Cherokee County - Texas	$1,000,000
Repayment of Cornell Capital Partners, LP Debenture	$4,500,000

The amounts noted above reflect our current cash resources and assume that we will raise, through equity or other financing, approximately $10,000,000 in the next 12 months. There can be no assurance that the Company will be successful in raising these additional funds and, if the Company is unsuccessful in raising these additional funds, its plans for expanding operations and business activities may have to be curtailed.

Other than as detailed above, we do not anticipate making any major purchases of capital assets in the next 6 months, or conducting any large-scale research and development. We believe we have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives, including but not limited to drilling of the block 100 well in Peru and the closing of the intended acquisition of Rancho Hermoso S.A. in Bogota, Colombia. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined in Item 303(c)(2) of Regulation S-B.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Radial Energy Inc.
(formerly BV Pharmaceutical Inc.)
(A Development Stage Company)

Report and Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars)

A PARTNERSHIP OF INCORPORATED PROFESSIONALS	AMISANO HANSON

CHARTERD ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Radial Energy Inc. (formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheets of Radial Energy Inc. (formerly BV Pharmaceutical, Inc.) (A Development Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years then ended and for the period April 1, 2006 (Date of Inception of Development Stage) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Radial Energy Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years then ended and for the period April 1, 2006 (Date of Inception of Development Stage) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. Management plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ AMISANO HANSON
Vancouver, Canada
March 20, 2007	Chartered Accountants

750 WEST PENDER STREET, SUITE 604	TELEPHONE: 604-689-0188
VANCOUVER CANADA	FACSIMILE: 604-689-9773

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS
Current
Cash	$1,926,251	$1,211
Prepaid expenses and deposit	97,709	-
Current assets of discontinued operations (note 12)	-	1,000
	2,023,960	2,211
Deferred acquisition costs (note 13)	28,667
Equipment, net (note 4)	3,853	-
Oil and gas properties (note 5)	2,650,666	-
	$4,707,146	$2,211

LIABILITIES and SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities (note 10)	$541,944	$8,435
Notes payable (notes 6 and 10)	350,000	-
Current liabilities of discontinued operations (note 12)	-	7,500

	891,944	15,935

Convertible debentures, net of discount (note 7)	2,215,268	-

	3,107,212	15,935

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital stock (notes 5, 6, 7 and 8) 75,000,000 common stock authorized, $0.001 par value 44,585,824 shares issued and outstanding (2005: 151,065,824)	44,586	151,066
Additional paid in capital - shares	2,250,808	6,180
Additional paid in capital - warrants	2,291,552	-
Additional paid in capital - convertible debentures	860,235	-
Deficit accumulated during prior development stage	(194,472)	(170,970)
Deficit accumulated during development stage	(3,652,775)	-

	1,599,934	(13,724)

	$4,707,146	$2,211

NATURE and CONTINUANCE of OPERATIONS (note 1)
COMMITMENTS and CONTINGENCIES (notes 5, 6, 7 8, 10 and 11)
SUBSEQUENT EVENTS (notes 5, 7 and 13)

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company) Statements of Operations
For the Periods Ended

			Cumulative from April 1,
			2006 (Date of
			Inception of
	Years ended December 31,		Development Stage)
	2006	2005	to December 31, 2006

Expenses
Amortization	287	-	287
Consulting fees (note 10)	35,420	425	21,466
Executive compensation and benefits (note 10)	1,431,200	-	1,431,200
Filing and transfer fees	21,742	7,704	19,761
Interest and bank charges	42,603	2,609	42,130
Interest and financing on convertible debentures (note 7)	1,334,603	-	1,334,603
Investor relations	159,093	-	149,093
Marketing, advertising and promotion	83,130	-	83,130
Office and administrative	104,940	6,000	102,227
Professional fees	239,479	17,392	232,611
Travel	127,094	-	121,674
Loss before other items	(3,579,591)	(34,130)	(3,538,182)

Other items
Other income	-	-	-
Impairment of oil and gas properties (note 5)	(114,593)	-	(114,593)
Gain on note payable forgiven (note 8)	9,407	-	-
Not loss from continuing operations	(3,684,777)	(34,130)	(3,652,775)

Income (loss) from discontinued operations (note 12)	8,500	(520)	-
Not loss for the period	$(3,676,277)	$(34,650)	$(3,652,775)

Loss per share from continuing operations - basic and diluted	(0.07)	0.00

Income per share from discontinued operations - basic and diluted	0.00	0.00

Weighted Average Shares Outstanding	52,404,345	150,353,464

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficiency)
For the period from April 1, 2006 [Date of Exploration Stage] to December 31, 2006

						Accumulated	Accumulated	Total
	Common Stock		Additional Paid-In Capital			Deficit during Prior	Deficit during	Stockholders'
	Shares	Amount	Shares	Warrants	Debentures	Development Stage	Development Stage	Equity

Balance, at inception	-	$-	$-			$-	$-	$-
Stock issued for cash at $0.0000002	122,172,000	122,172	(121,968)				-	204
Balance, December 31, 2000	122,172,000	122,172	(121,968)			-	-	204
Stock issued for cash at $0.0025	27,108,400	27,108	40,663					67,771
Stock issued for cash at $0.05	160,000	160	7,840					8,000
Net loss for the year						(69,885)		(69,885)
Balance, December 31, 2001	149,440,400	149,440	(73,465)			(69,885)	-	6,090
Stock issued for cash at $0.05	480,000	480	23,520					24,000
Net loss for the year						(30,090)		(30,090)
Balance, December 31, 2002	149,920,400	149,920	(49,945)			(99,975)	-	-
Net income for the year						108		108
Balance, December 31, 2003	149,920,400	149,920	(49,945)			(99,867)	-	108
Net loss for the year						(36,453)		(36,453)
Balance, December 31, 2004	149,920,400	149,920	(49,945)			(136,320)	-	(36,345)
Stock issued for conversion of convertible debentures at $0.05	1,145,424	1,146	56,125					57,271
Net loss for the year						(34,650)		(34,650)
Balance, December 31, 2005	151,065,824	151,066	6,180			(170,970)	-	(13,724)
Stock returned to treasury	(116,000,000)	(116,000)	87,000					(29,000)
Stock issued for executive compensation at $0.80	1,500,000	1,500	1,198,500					1,200,000
Stock issued for loan fee at $0.98	20,000	20	19,580					19,600
Stock issued for cash at $0.25	8,000,000	8,000	1,087,048	904,952				2,000,000
Finders' fees			(147,500)					(147,500)
Convertible debentures (note 7)				1,386,600	860,235			2,246,835
Net loss for the year						(23,502)	(3,652,775)	(3,676,277)
Balance, December 31, 2006	44,585,824	44,586	2,250,808	2,291,552	860,235	(194,472)	(3,652,775)	1,599,934

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(formerly BV Pharmaceutical, Inc.)
(A Development Stage Company)
Statements of Cash Flows
For the Periods Ended

			Cumulative from April 1,
			2006 (Date of Inception of
	Years ended December 31,		Development Stage) to
	2006	2005	December 31, 2006

Cash Flows from (used in) Operating Activities
Net loss from operations	$(3,676,277)	$(34,650)	$(3,652,775)
Items not affecting cash:
- amortization	287	-	287
- gain on note payable forgiven	(9,407)	-	-
- impairment of oil and gas properties	114,593	-	114,593
- stock issued for executive compensation	1,200,000	-	1,200,000
- interest accrued for convertible debentures	962,103	-	962,103
- stock issued for financing fee	19,600	-	19,600
Changes in non-cash working capital balance related to operations:
- accounts receivable	1,000	1,000	-
- prepaid expenses and deposit	(97,709)	-	(87,698)
- accounts payable and accrued expenses	533,916	(82)	524,463
- unearned revenue	(7,500)	7,500	-

Cash Flows - Operating Activities	(959,394)	(26,232)	(919,427)

Cash flows from (used in) Investing Activities
Acquisition of equipment	(4,140)	-	(4,140)
Oil and gas property costs	(2,765,259)	-	(2,765,259)
Deferred acquisition costs	(28,667)	-	(28,667)

Cash Flows - Investing Activities	(2,798,066)	-	(2,798,066)

Cash flows from Financing Activities
Proceeds from notes payable	330,000	-	350,000
Proceeds from convertible debentures	3,500,000	2,479	3,500,000
Proceeds from issue of common stock	1,852,500	-	1,602,500

Cash Flows - Financing Activities	5,682,500	2,479	5,452,500

Net increase (decrease) in cash	1,925,040	(23,753)	1,735,007

Cash, beginning of period	1,211	24,964	191,244

Cash, end of period	$1,926,251	$1,211	$1,926,251

SUPPLEMENTAL CASH DISCLOSURES
Cash paid for:
Income taxes	-	-	-
Interest	-	-	-
SUPPLEMENTAL NON-CASH DISCLOSURES
Shares issued for debt	19,600	-	19,600
Shares issued for executive compensation	1,200,000	-	1,200,000
Shares repurchased by the issuance of a promissory note	29,000	-	29,000
Shares issued pursuant to conversion of convertible debentures	-	57,271	-

RADIAL ENERGY INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

1.	Nature and continuance of operations

Radial Energy Inc. (the “Company”) was incorporated in the State of Nevada, United States of America, on June 20, 2000 under the name All Printer Supplies.com. On April 17, 2003, the Company changed its name to BV Pharmaceutical, Inc., and on March 29, 2006, the Company changed its name to Radial Energy Inc. The Company is listed on the Over-the-Counter Bulletin Board under the symbol RENG.

The Company had limited operations as a DNA Profile Bank whose core business was to provide interested parties services, information and resources dealing with the collection, analysis, protection and banking of one’s personal and unique DNA profile. In April 2006, the Company effected a change in business and commenced concentrating on the acquisition, exploration, development and production of American and international oil and gas projects.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $3,847,247 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses and will require substantial capital to execute its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation.

2.	Summary of significant accounting policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment. Actual results may vary from these estimates.

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

a.	Development stage company

The Company complies with Financial Accounting Standard Board Statement (“SFAS”) No. 7 for its characterization of the Company as a Development Stage Company. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from the Company’s new development stage activity effective April 1, 2006. The statement of operations for the year ended December 31, 2006 includes expenses ($23,502) from the prior development stage during the period from January 1, 2006 to March 31, 2006.

2.	Summary of significant accounting policies - (cont’d)

b.	Oil and gas properties

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

If capitalized costs, less related accumulated amortization and deferred income taxes, exceed the “full cost ceiling” the excess is expensed in the period such excess occurs. The “full cost ceiling” is determined based on the present value of estimated future net revenues attributed to proved reserves, using current prices less estimated future expenditures plus the lower of cost and fair value of unproven properties within the cost centre.

Proceeds from a sale of petroleum and natural gas properties are applied against capitalized costs, with no gain or loss recognized, unless such a sale would alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost centre. Royalties paid net of any tax credits received are netted with oil and gas sales.

c.	Environmental costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of:

i) completion of a feasibility study: or

ii) the Company’s commitments to a plan of action based on the then known facts.

There have been no environmental expenses incurred by the Company.

d.	Equipment

Equipment is stated at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the estimated useful lives of the assets, as follows:

Computer equipment   20% per annum
Furniture and equipment   20% per annum

Additions are depreciated at half the annual rate in the year of acquisition.

e.	Deferred charges

Deferred charges are recorded at cost and are deferred until completion of the transaction.

f.	Loss per share

In accordance with SFAS No. 128, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The weighted average number of shares outstanding during the periods has been retroactively restated to reflect a forward stock split of 1,500 new shares for one old share, effective on January 5, 2001 and a forward split of 4 new shares for one old share, effective February 20, 2006.

2.	Summary of significant accounting policies - (cont’d)

g.	Income taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Under SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

h.	Impairment of long-lived assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the carrying value of intangible assets and other long-lived assets are reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. Oil and gas properties accounted for using the full cost method of accounting, a method utilized by the company, is excluded from this requirement, but will continue to be subject to the ceiling test limitations.

i.	Revenue Recognition Policy

The Company received revenues consisting of DNA test kit sales and license fees. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered or the services are rendered and collection is reasonably assured.

j.	Convertible Instruments

When the Company issues convertible instruments with detachable instruments, the proceeds of the issuance are allocated between the convertible instrument and other detachable instruments based on their relative fair values pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”. The resulting discount of the convertible instrument is amortized into income as interest expense over the term of the convertible instrument.

When the Company issues convertible debt securities with a non-detachable conversion feature that provides for an effective rate of conversion that is below market value on the commitment date, it is known as a beneficial conversion feature (“BCF”) and pursuant to EITF Issue No. 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue No. 00-27, the conversion feature of the security that has characteristics of an equity instrument is measured at its intrinsic value at the commitment date and is recorded as additional paid in capital. A portion of the proceeds of the security issued is allocated to the conversion feature equal to its intrinsic value to a maximum of the amount allocated to the convertible instrument. The resulting discount of the debt instrument is amortized into income as interest expense over the conversion feature’s vesting period.

k.	Units

Proceeds received from the issuance of units consisting of common shares and stock purchase warrants are allocated to the common shares and warrants on a relative fair value basis.

l.	Foreign Currency Translation

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

2.	Summary of significant accounting policies - (cont’d)

m.	Asset retirement obligation

The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it was incurred if a reasonable estimate of fair value could be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in proved oil and gas properties in the balance sheets. The Company depletes the amount added to proved oil and gas property costs. The future cash outflows associated with settling the asset retirement obligations that have been accrued in the accompanying balance sheets are excluded from the ceiling test calculations. The Company also depletes the estimated dismantlement and abandonment costs, net of salvage values, associated with future development activities that have not yet been capitalized as asset retirement obligations. These costs are also included in the ceiling test calculation. The asset retirement liability will be allocated to operating expense by using a systematic and rational method. At December 31, 2006, there are no asset retirement obligations.

n.	Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax position. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company is still analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5, “Accounting for Contingencies”. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that re entered into or modified subsequent to December 31, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 31, 2006, the guidance in the FSP is effective January 1, 2006 for the Company. The Company does not believe that this FSP will have a material impact on its financial position or results from operations.

On February 15, 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s financial statements issued in 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 might have on its financial position or results of operations.

3.	Financial instruments

a.	Credit risk

The Company maintains cash deposits with financial institutions, which from time to time may exceed federally insured limits. The Company has not experienced any losses in connection with these deposits and believes it is not exposed to any significant credit risk from cash.

b.	Fair values

The Company has various financial instruments, including cash, accounts payable and accrued liabilities and notes payable. The Company’s convertible debentures also approximate their fair value. Unless otherwise noted, these monetary assets and liabilities are stated at amounts that approximate their fair values.

c.	Liquidity risk

The Company is exposed to liquidity risk as its continued operations are dependent upon obtaining additional capital or achieving profitable operations to satisfy its liabilities as they come due.

4.	Equipment

	December 31, 2006
	Cost	Accumulated depreciation	Net
Computer equipment	2,084	219	1,865
Furniture	2,056	69	1,987
	$4,140	$288	$3,852

At December 31, 2005, the Company had no equipment.

5.	Oil and gas properties

					December 31,
	December 31, 2006				2005
	United States	Peru	Colombia	Total	Total

Unproved properties	$604,693	$1,689,653	$470,913	$2,765,259	$-

Less: impairment	(114,593)	-	-	(114,593)	-

	$490,100	$1,689,653	$470,913	$2,650,666	$-

a.	Huaya Anticline, Peru

On May 11, 2006, the Company entered into a Joint Operating Agreement (“JOA”) with Peruvian and American companies whereby the Company acquired a 20% working interest and 18% revenue interest in an oil project located in Peru by funding the acquisition of certain equipment, for the shipment of this equipment to the project site in Peru and for the drilling, testing and evaluation of the first exploratory well on the property in the total amount of $1,650,000.

5.	Oil and gas properties - (cont’d)

a.	Huaya Anticline, Peru - (cont’d)

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

At December 31, 2006, the Company had incurred $39,653 in exploration costs.

On January 31, 2007, the Company acquired an additional 3% working interest in the project for cash consideration of $450,000 and amended the buy in price of the second and third wells on the property to $900,000 and $650,000, respectively.

b.	Cherokee County, Texas, USA

By an assignment agreement dated June 27, 2006 and amended September 29, 2006, the Company has agreed to acquire a working interest from a Canadian company in three separate exploratory oil and gas prospects located in Cherokee County, Texas, under three leasehold assignment agreements with a company in Texas. In consideration for the assignment, the Company paid $700,000 with the assignor retaining a 4% overriding royalty. The payment covers the Company’s share of the estimated capital expenditures to drill and complete the first test wells on each of the three prospects. The leasehold agreement for all three prospects includes a 30% working interest before payout of initial investment of the Canadian company and a 22.5% working interest after payout, with payout determined on a per project basis. The Company also incurred an additional $6,124 in exploration costs.

In December 2006, the Company received a refund of $238,673, net of joint operating costs, for capital expenditures not incurred on the first well drilled as this well was abandoned.

c.	Bosques Block, Columbia

By Letter of Intent dated August 23, 2006 and JOA dated December 2, 2006, the Company acquired a 20% working interest in the right to explore and develop oil reserves and production on the nine hectare property located in the Middle Magdalena Valley of Columbia, referred to as Bosques Block.

The Company is required to contribute $2,200,000 as follows: i) $350,000 upon signing the JOA; ii) $350,000, 60 days following the execution of the JOA, and $1,500,000 upon receiving cash calls from the operator. The Company will receive 33.33% participation in distributions until payout of $1,500,000 of its investment, after which the Company’s interest will be 20%.

In the event the Company fails to forward payment to the Operator for cash calls, the JOA shall be considered terminated and the interest held by the Company will revert to the operator.

At December 31, 2006, the Company had not yet disbursed the first payment due to a delay in the operator obtaining the required permits from the Columbian government, but has recorded this commitment as part of its accrued liabilities, and has incurred $ 117,285 in exploration costs.

5.	Oil and gas properties (cont’d)

d.	Utah Coyote Basin

On October 6, 2006, the Company entered into a Letter of Intent with two companies in Denver, Colorado to participate in an Acreage Earning Agreement with a third party on acres of federal Wasatch/Mesa Verde formation leasehold interests which are located in Uintah County, Utah.

The Company was required to enter into a definitive agreement and was required to pay to the two Colorado companies’ finders’ fees in the amount of $100,000. This amount was paid and the parties did not enter into a definitive agreement, and the letter of intent has lapsed.

The Company has written-off the $114,593 in finders’ fees and geological consulting fees it incurred during the year ended December 31, 2006, as there are no proven reserves in the United States of America.

e.	Other prospective properties

The Company incurred costs for geological consulting and property searches in regards to properties it may consider to acquire. These costs, totaled $ 26,277 at December 31, 2006

6.	Notes payable

On July 12, 2006, the Company received $250,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 12, 2007. At December 31, 2006, $14,137 in interest was accrued and included in accounts payable in relation to this note.

On July 31, 2006, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 31, 2007. The Company paid a loan fee by the issuance of 20,000 shares of common stock, valued at $19,600. At December 31, 2006, $5,030 in interest was accrued and included in accounts payable in relation to this note.

7.	Convertible debentures

On October 2, 2006, the Company entered into a securities purchase agreement to issue up to $5,000,000 of secured convertible debentures. The Company is to pay the purchaser a commitment fee of 10% of $5,000,000, which shall be paid proportionately upon each disbursement. In addition, the Company paid the purchaser a non-refundable fee of $22,500 for structuring and due diligence in connection with this transaction.

On October 2, 2006, the Company received $2,000,000, less the 10% fee and $41,250 for legal and structuring fees, and on November 2, 2006, the Company received a further $1,500,000 less the 10% fee and $40,000 for legal costs, with the remaining $1,500,000 to be funded within three business days after a registration statement for this debenture is declared effective by the Securities and Exchange Commission (“SEC”).

The debentures bear interest at 7.0% per annum, are due on October 2, 2009, and are convertible into the Company's common stock at the option of the purchaser at any time prior to redemption by the Company. The debentures are convertible at a conversion price equal to the lesser of $1.0536 or 90% of the lowest volume weighted average daily closing price of the Company’s common stock, during the 15 trading days immediately prior to the conversion date. The notes contain a provision whereby no holder is able to convert any part of the note into shares of the Company’s common stock, if such conversion would result in beneficial ownership of the holder and its affiliates of more than 4.99% of the Company’s then outstanding shares of common stock. The Company has the right, at its option, to redeem a portion or all amounts outstanding under the debentures by paying the holder the principal amount being redeemed plus a redemption premium of 20 to 30%.

At December 31, 2006, the Company accrued $51,781 in interest in relation to the debentures.

7.	Convertible debentures - (cont’d)

Pursuant to the securities purchase agreement, the Company entered into a freestanding investor registration rights agreement on October 2, 2006. Under the terms of this agreement, the Company filed a registration statement on November 1, 2006 for 13,333,333 common shares underlying the debentures and warrants. The Company had the obligation to use their best efforts to have the registration statement declared effective by the SEC by March 1, 2007. Further, the Company had the continuing obligation to keep the registration statement continuously effective for a period of two years or until all of the securities had been sold by the purchaser. Failure to meet this obligation would result in the Company incurring liquidated damages in the amount of 1% of the liquidated value of the debentures for each 30 day period after the scheduled effective date. In no event shall the liquidated damages exceed 20% of the aggregate purchase price for the purchaser.

The Company evaluated the free-standing investor registration rights agreement and concluded that it meets the definition of a derivative instrument under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. The fair value of this derivative liability is immaterial based on a probability-weighted cash flow evaluation of its terms.

The debentures are secured by the assets of the Company and a pledge of common stock which shall include common stock held by the Company’s officers and directors and certain shareholders delivered in the form of a stock certificate in the name of the Company, to be held in escrow. Accordingly, 7,672,000 shares or common stock have been pledged and are held in escrow.

Pursuant to the securities purchase agreement, the Company issued to the purchaser 3,333,333 stock purchase warrants exercisable at $0.75 per share, 2,500,000 stock purchase warrants exercisable at $1.00 per share and 2,333,333 stock purchase warrants exercisable at $1.50 per share. These warrants expire on October 2, 2011. The Company is obligated to issue to the purchaser an additional 1,000,000 stock purchase warrants exercisable at $1.50 per share when the final funding is received, exercisable for a term of five years from the date of issuance.

The Company has the option to force the purchaser to exercise some of the warrants within five days following a forced exercise notice assuming that there is sufficient number of shares of common stock to cover the underlying amount of warrants to be exercised and the daily Volume Weighted Average Price of the common stock for each of the five consecutive trading days prior to the forced exercised notice date is above the exercise price by a stated amount between 35-60%. The forced exercise notice shall be limited to 1/5 of the trading volume during the five day period. Any allowable forced exercise notice shall be reduced by any warrant amounts exercised by the purchaser during the preceding five day period.

An amount of $860,235 has been recorded in additional paid-in capital at December 31, 2006, for the fair value of the beneficial conversion feature of the debentures and $860,235 has been amortized into income as interest on convertible debentures. The convertible debentures are presented net of a discount of $1,336,513 at December 31, 2006, representing the unamortized relative fair value of the detachable warrants issued in connection with the $2,000,000 debenture. This discount is being amortized to interest expense over the stated term of the debenture. At December 31, 2006, the Company accreted $50,087 of the discount in relation to the debentures.

On March 1, 2007, the Company announced it was negotiating an agreement to redeem the $3,500,000 convertible debentures at a redemption premium of 18% of the principal amount, and will be canceling the remaining $1,500,000 debenture which was to be issued contingent upon effective registration of the SB-2. The purchaser would have the right to retain the share purchase warrants issued in connection with this financing. The Company would have no obligation to pay liquidating damages under the investor registration rights agreement. Final terms of the cancellation are subject to a definitive agreement.

8.	Capital stock - Notes 5, 6 and 7

a.	Common stock

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

8.	Capital stock - Notes 5, 6 and 7 - (cont’d)

a.	Common stock - (cont’d)

On February 10, 2006, the Company repurchased a total of 116,000,000 common shares from the previous President of the Company by the issuance of a promissory note for $29,000 bearing interest at 8% per annum and due August 10, 2006. The Company repaid $20,000 of the promissory note, which was accepted as payment in full. Consequently the balance of the note and related interest was written off during the year ended December 31, 2006.

Effective on February 20, 2006, the Company forward split its issued common stock on the basis of four new for one old. The number of shares referred to in these financial statements has been restated wherever applicable to give retroactive effect on the forward stock splits. There was no effect on the Company’s authorized share capital.

The retroactive restatement of the issued common shares is required by the Securities and Exchange Commission’s Staff Accounting Bulletin, Topic 4c. In actuality, the forward stock split, of four for one is effective after the Company’s repurchase of 29,000,000 pre-forward split (116,000,000 post-forward split common shares). Consequently, the number of shares actually issued immediately prior to the split was 8,766,456 pre-forward split common shares (35,065,824 post-forward split common shares). The actual number of common shares, both pre-forward split and post-forward split, are less than the number of common shares authorized of 75,000,000.

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

On July 7, 2006, the Company issued 1,500,000 common shares at $0.80 per share (based upon the trading price of the stock on that day), to an officer of the Company pursuant to an employment agreement (Note 10).

On July 21, 2006, the Company issued 8,000,000 units at $0.25 per unit for proceeds of $2,000,000 through a private placement offering approved by the Company on February 10, 2006. Each unit consists of one common share and one stock purchase warrant exercisable until August 4, 2008, into one common share at $0.30 per share. The Company paid finders’ fees totaling $147,500 in connection with this offering.

On July 31, 2006, the Company issued 20,000 common shares for a loan fee valued at $19,600 pursuant to a promissory note for $100,000.

b.	Warrants

On July 21, 2006, the Company issued 8,000,000 stock purchase warrants pursuant to a private placement of 8,000,000 units at $0.25 per unit. Each warrant entitles the holder to purchase one share of common stock of the Company at $0.30 per share, until August 4, 2008.

The allocation of proceeds from the sale of the 8,000,000 capital stock units to the share purchase warrants based on the relative fair value of the warrants of $904,952 was estimated using the Black-Scholes stock price valuation model with the following assumptions: i) Expected share price volatility of 96%; ii) Risk free interest rate of 4.91%; iii) Expected weighted average life - 2 years; and iv) No dividend yield. The weighted average fair value of these warrants was $0.74 per warrant.

On October 2, 2006, pursuant to the securities purchase agreement (note 7), the Company issued 3,333,333 stock purchase warrants exercisable at $0.75 per share, 2,500,000 stock purchase warrants exercisable at $1.00 per share and 2,333,333 stock purchase warrants exercisable at $1.50 per share. These warrants expire on October 2, 2011. The relative fair value for these warrants was estimated at $1,386,600 using the Black-Scholes stock price valuation model with the following assumptions: i) Expected share price volatility of 89.3%; ii) Risk free interest rate of 4.56%; iii) Expected weighted average life - 5 years; and iv) No dividend yield. The weighted average fair value of these warrants was $0.55 per warrant.

8.	Capital stock - Notes 5, 6 and 7 - (cont’d)

b.	Warrants - (cont’d)

At December 31, 2006, 16,166,666 warrants were outstanding, as follows:

				Number	Weighted
				Outstanding	Average	Weighted
	Number of			As at	Remaining	Average
	Warrants		Exercise	December 31,	Contractual	Exercise
	Issued	Expiry	Price	2006	Life	Price

Issued, July 21, 2006	8,000,000	Aug. 4, 2008	$0.30	8,000,000	1.59	$0.30

Issued, October 2, 2006	3,333,333	Oct. 2, 2011	$0.75	3,333,333	4.76	$0.75

Issued, October 2, 2006	2,500,000	Oct. 2, 2011	$1.00	2,500,000	4.76	$1.00

Issued, October 2, 2006	2,333,333	Oct. 2, 2011	$1.50	2,333,333	4.76	$1.50

	16,166,666			16,166,666	3.19 years	$0.67

9.	Income taxes

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2006 and 2005.

As of December 31, 2006, Company had approximately $3,303,000 of U.S. federal and state net operating loss carry forwards available to offset future taxable income which, if not utilized, begin expiring in 2021. In addition, the Company had approximately $1,945,000 in foreign oil and gas exploration costs which may be deducted against income over the next nine years.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2006	2005
Non-capital losses carried forward	$1,123,020	$49,940
Temporary differences relating to oil and gas properties	(240,040)	-
	882,980	49,940
Less: valuation allowance	(882,980)	(49,940)
Deferred tax assets	$-	$-

9.	Income taxes - (cont’d)

Under Internal Revenue Code Section 382, the utilization of a corporation's net operating loss carry forwards may be limited or eliminated following a greater than 50% change in ownership of the value of the Company. Due to prior transactions, the Company's net operating loss carry forwards are subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carry forward period. The Company has not yet determined the limitation as defined by Internal Revenue Code Section 382. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

10.	Related party transactions

a.	Employment agreements

On March 10, 2006, the Company entered into an employment agreement with an officer and director of the Company for a period of three years expiring on March 9, 2009. The Company is committed to pay compensation consisting of $180,000 per year as salary, plus annual bonuses as determined by the Board of Directors of the Company. In addition, the officer will receive a $400 per month as auto allowance, $800 per month for the reimbursement of the costs of the medical insurance coverage and a minimum $1,000 per month for rental and administrative expenses to maintain an office. The Company may also issue common stock, stock options and warrants to the officer as deemed appropriate by the Board of Directors.

On June 1, 2006, the Company entered into an employment agreement with an officer of the Company for a period of three years expiring on May 31, 2009. The Company is committed to pay compensation consisting of $132,000 per year as salary, plus annual bonuses as determined by the Board of Directors of the Company. In addition, the officer will receive a $400 per month as auto allowance, $800 per month for the reimbursement of the costs of the medical insurance coverage and a minimum $1,000 per month for rental and administrative expenses to maintain an office. The Company may also issue common stock, stock options and warrants to the officer as deemed appropriate by the Board of Directors. In addition, during the fiscal year ended December 31, 2006, the Company issued 1,500,000 common shares for additional consideration for this agreement, valued at $1,200,000;

During the year ended December 31, 2006, the Company incurred $1,431,200 in executive compensation and benefits under these agreements.

Included in prepaid expenses and deposit at December 31, 2006 is $33,400 (2005: $Nil) paid to directors of the Company for prepaid salaries.

b.	Accounts payable and accrued liabilities

Included in accounts payable and accrued liabilities at December 31, 2006, is $6,762 (2005: $nil) due to an officer and director of the Company for expenses incurred on behalf of the Company.

c.	Note payable

On February 10, 2006, the Company repurchased 116,000,000 common shares by the issuance of a promissory note for $29,000 to a former director of the Company. The note was unsecured with interest at 8% per annum, and due on August 10, 2006. At December 31, 2006, $20,000 has been repaid and the remaining $9,000, plus accrued interest, was forgiven.

d.	Consulting fees

During the year ended December 31, 2006, the Company incurred $9,000 (December 31, 2005: $Nil) in consulting fees to a former director.

11.	Commitments - Notes 5, 6, 7, 8 and 10

a.
On April 1, 2006, the Company entered into a one year contract for marketing and communications consulting services. In consideration, the Company will pay a monthly retainer of $5,000 per month to cover fees as invoiced. This commitment can be terminated by either party with 30 days’ written notice.

b.
On April 1, 2006, the Company entered into a contract for investor relations services requiring the payment of $10,000 per month expiring on March 28, 2008. This commitment can be terminated by either party with 30 days’ written notice;

c.
Under an office lease dated September 1, 2006, and amended December 1, 2006, the Company is leasing office space at a monthly cost of $2,300, until August 31, 2007. This commitment can be terminated by either party with 90 days’ written notice;

d.	On November 1, 2006, the Company leased additional office space for a term of three years, at a monthly cost of $785. This commitment can be terminated by either party with 60 days’ written notice;

e.
As is customary in the oil and gas industry, the Company may at times have commitments in place to reserve or earn certain acreage positions or wells. If the Company does not pay such commitments, the acreage positions or wells may be lost.

12.	Discontinued operations

In April 2006, Radial Energy Inc. discontinued its development-stage efforts to provide interested parties services, information and resources dealing with the collection, analysis, protection and banking of one’s personal and unique DNA profile. There were limited revenues reported in discontinued operations during the year ended December 31, 2006. Income of $8,500 was earned in discontinued operations as a result of revenue related to the DNA services as described above. During the year ended December 31, 2005, income of $480 was earned and $1,000 of expenses were incurred in discontinued operations related to the DNA services. Amounts related to discontinued operations included in prior period financial statements presented herein have been reclassified to conform to the current period presentation.

The balance sheets include the following amounts related to discontinued operations:

	December 31, 2006	December 31, 2005

Current assets of discontinued operations:
Accounts receivable	$-	$1,000

Current liabilities of discontinued operations:
Unearned revenue	$-	$7,500

13.	Subsequent Events - Notes 5 and 7

On March 2, 2007, the Company entered into a Memorandum of Understanding (“MOU”) whereby the Company would acquire all the issued and outstanding shares of Rancho Hermoso S.A., a privately held Columbian corporation engaged in the exploration and production of oil and gas within the republic of Columbia. The terms of the acquisition are subject to the parties entering into a definitive Share Purchase Agreement. At December 31, 2006, the Company had incurred related acquisition costs totaling $28,667.

14.	Comparative Figures

Certain of the December 31, 2005, comparative figures have been reclassified to conform to the presentation adopted in the current year.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   Other Information

None

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain biographical information concerning our current directors and executive officers as of February 5, 2007:

Name	Age	Position	Date first elected or appointed
G. Leigh Lyons	48	President, Chief Executive Officer, Chief Financial Officer, Secretary, and Director	February 10, 2006
Omar Hayes	41	Chief Operating Officer and Director	June 1, 2006

Directors and Executive Officers

Gregory Leigh Lyons, President, CEO and Director. Mr. Lyons has over 22 years experience in the domestic and international oil and gas sector, specializing in general management, corporate governance, strategic planning, acquisitions and project management. He recently founded Sound Energy Advisors LLC, a consulting company dedicated to providing corporate management and governance services to start-up and emerging energy companies. Mr. Lyons has been a director of Benem Ventures Inc., an oil and gas company based in Canada, since December 2005 (BNM.H: NEX Exchange). From August 2005 to May 2006, Mr. Lyons was the Chief Executive Officer and a director of Digital Ecosytems Corp. (OTC BB: DGEO), a global oil and gas exploration company specializing in acquiring unconventional oil and gas prospects in North America and Australia. From 2000 to 2005, Mr. Lyons was Chief Operating Officer and Project Director for Gas TransBoliviano S.A., a Shell/Enron controlled gas transmission company headquartered in Bolivia. Other positions held by Mr. Lyons include President and Director of Can West Exploration Inc., a junior exploration company operating in Colombia (1998-2000), Vice President of Exploration and Production for Compania General de Combustibles S.A. in Buenos Aires, Argentina (1993-1998), and Vice President of Corporate Development for Global Natural Resources Inc., an oil and gas company based in Houston, Texas (1989-1993). Mr. Lyons received his Bachelor of Arts in Earth Science from the University of California, Santa Cruz in 1984 and is an Alumnus of the Harvard Business School having completed the Advanced Management Program in 2004.

Omar Hayes, Chief Operating Officer and Director. Prior to joining Radial Energy, Mr. Hayes had a nine-year career with Transredes S.A (TRSA) and Gas TransBoliviano S.A. (GTB), both Shell/Enron joint ventures located in Santa Cruz, Bolivia, and companies that together transport and export through their systems the majority of the oil and gas produced in
Bolivia. From May 2005 to May 2006, Mr. Hayes was Vice President of Operations for GTB. Prior to that assignment, Mr. Hayes was the Gas Systems Manager for TRSA in charge of all operations on the company's gas transmission and distribution system from June 2003 to May 2005; Project Manager for TRSA's $125 million dollar GTB system gas compression expansion project from June 2001 to May 2003; and was TRSA's Manager of Gas System Expansion from May 2001 to September 2002. Prior to 2001, Mr. Hayes held various project engineering and management positions. Mr. Hayes received his Master of Science in Mechanical Engineering as part of a Fulbright Scholarship to Michigan State University in 1997. He also received a Master in Business Administration at the Universidad Catolica Boliviana in 2000, and a BS in Mechanical Engineering from the Universidad Mayor Real y Pontificia de San Francisco Xavier de Chuquisaca in 1989. He has attended many executive level programs at several universities including the Oxford Princeton Programme (UK), Harvard Business School and Stanford University.

Audit Committee Financial Expert

We currently do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

As disclosed in the Company Form 10-QSB dated November 14, 2006, on September 20, 2006 the Company issued 1,500,000 common shares restricted under the Securities and Exchange Commission Rule 144, valued at $1,200,000, to Omar Hayes, for additional consideration to the employment agreement.

As disclosed in the Company Form SB-2 filed November 1, 2006, as amended February 21, 2007 and withdrawn on March 7, 2007, Leigh Lyons acquired, in private transaction, 2,276,000 common shares restricted under the Securities and Exchange Commission Rule 144.

Mr. Hayes and Mr. Lyons, as of the date of this report, Mr. Lyons and Mr. Hayes are in the process to complete their beneficial ownership filings with the SEC as required per Section 16(a).

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations. Because we are a small company in which management oversees or has contact with all employees, we are able to communicate our ethical and business expectations effectively on an informal and personal basis. As we grow, we expect we will need to develop written and codified ethics for our employees.

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers have received compensation during the fiscal year ended December 31, 2006, and we also have issued shares to one of our officer and director. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation Components

Executive compensation consists of the following:

Base Salary

We determine our executive salaries based on job responsibilities and individual experience and also benchmark the amounts we pay against comparable competitive market compensation for similar positions within the oil and gas industry. Our Board of Directors will review the salaries of our executives annually and will grants increases in salaries based on individual performance during the prior calendar year and cost of living adjustments, as appropriate. Our Board of Directors anticipates that salaries will increase by an average of 5% in 2007.

Executive Bonus Plan

We have yet to grant performance-based cash bonuses. However, in addition to base salaries, we believe that performance-based cash bonuses play an important role in providing incentives to our executives to achieve defined annual corporate goals. From time to time, the Board may determine a target bonus amount for an executive. If target bonuses are determined, target percentages will be set at levels that, upon achievement of 100% of the target percentage, are likely to result in bonus payments that the Board of Directors believes to be at or near the median for target bonus amounts for comparable companies.

Stock Grants

We believe that equity ownership in our company is important to provide our executive officers with long-term incentives to build value for our stockholders. The Board of Directors may grant, from time to time and at its sole discretion, restricted shares of the Company and/or warrants and/or options to purchase restricted shares of the Company (collectively, referred as “Stock Grants”).

These Stock Grants are meant to retain our executives and combine the achievement of corporate goals and strong individual performance. Stock Grants are awarded based on a combination of individual contributions to our Company and on general corporate achievements.

The Board of Directors will establish organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of Stock Grants to be paid out to the executives.

Other Compensation

Our executives are eligible to participate in our benefit plans, including medical, dental, and life insurance. These plans are available to all salaried employees and do not discriminate in favor of executive officers. It is generally our policy to not extend significant perquisites to our executives that are not available to our employees generally. We have no current plans to make changes to levels of benefits and perquisites provided to executives. Without limiting these benefits, the Company shall, at a minimum, reimburse the Executives for the costs of the Blue Cross insurance coverage, amounting to approximately $800 per month per executive.

Equity Compensation

The Company does not presently have an equity compensation plan (registered or unregistered). The Company may, at some point, adopt an equity compensation plan and may choose to register shares of common stock issued under it.

Director Compensation

The Company currently does not pay compensation to the Company’s directors, however the Company is currently evaluating possible compensation arrangements for its directors.

2006 Summary Compensation Table

The following table sets forth summary compensation information for the year ended December 31, 2006 for our chief executive officer, chief operating officer and our former chief executive officer, or referred to as our named executive officers. For the fiscal year ended December 31, 2006, we had 2 named executive officers. Except as provided below, none of our named executive officers received any other compensation required to be disclosed by law or in excess of $10,000 annually.

Summary Compensation Table
For Fiscal 2006

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($) (4)	All Other Compensation ($) (5)	Total ($)
G. Leigh Lyons President and Chief Executive Officer	2006	135,000	—	—		—	—	—	10,800	145,800

Omar Michel Hayes Chief Operating Officer	2006	77,000	—	1,200,000	(1)	—	—	—	8,400	1,285,400

Art Bandenieks Former President and Chief Executive Officer	2006	—	—	—		—	—	—	—)	—

(1)  amount representing the value of 1,500,000 common shares restricted under the Securities and Exchange Commission Rule 144.

All Other Compensation in the summary compensation table above includes the following components:

Name	Blue Cross insurance coverge	Auto Allowance

Gregory Leigh Lyons	$7,200	$3,600

Omar Michel Hayes	$5,600	$2,800

2006 Grants of Plan-Based Awards

In 2006, the Company did not grant any plan-based awards.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Board may elect to adopt qualified or non-qualified defined benefit plans in the future if the Board determines that doing so is in our best interests.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. The Board may elect to provide our officers and other employees with non-qualified defined contribution or other nonqualified deferred compensation benefits in the future if the Board determines that doing so is in our best interests.

Employment Agreements

On March 10, 2006, we entered into an employment agreement with Mr. Lyons, the Company’s President, CEO and a director, for a period of three years expiring on April 1, 2009. The Company is committed to pay compensation consisting of $180,000 per year as salary, plus annual bonuses as determined by the Board of Directors of the Company. In addition, Mr. Lyons receives a $400 per month as auto allowance, $800 per month for the reimbursement of the costs of the medical insurance coverage.

On June 1, 2006, we entered into an employment agreement with Mr. Hayes, the Company’s Chief Operating Officer and a director for a period of three years expiring on May 31, 2009. The Company is committed to pay compensation consisting of $132,000 per year as salary, plus annual bonuses as determined by the Board of Directors of the Company. In addition, Mr. Hayes receives a $400 per month as auto allowance, $800 per month for the reimbursement of the costs of the medical insurance coverage. The Company may also issue stock options to this officer as deemed appropriate by the Board of Directors.

Potential Payments Upon Termination or Change in Control

The following table and summary set forth potential payments payable to our current executive officers upon termination of employment by us without cause. The Board of Directors may in its discretion revise, amend or add to the benefits if it deems advisable.

•
The Company is committed to pay a lump sum in cash within 30 days after the date of termination an amount equal to 250% of the salary that the Company would have paid to the executives during the Calculation Period if the employment agreement had remained unterminated until the end of the Calculation Period, plus benefits and bonus accrued and due;

•
The Calculation Period means: (i) the period beginning on the first day of the initial term and ending on the last day of the initial term if termination occurs more than 60 days before the end of the initial term; (ii) the period beginning on the first day of the initial term and ending on the last day of the first additional term if termination occurs fewer than 60 days before the end of the initial term or during such additional term before 60 days from the end thereof; (iii) the period beginning on the first day of the initial term and ending on the last day of the next succeeding additional term if termination occurs 60 days or less from the end of the additional term.

The table below reflects amounts payable to our executive officers assuming their employment was terminated on December 31, 2006:

Name	Position	Base salary until end of Calculation Period	Other Compensation until end of Calculation Period	Severance	Total amount due

Gregory Leigh Lyons	President and CEO	$405,000	$32,400	$656,100	$1,093,500

Omar Michel Hayes	Chief Operating Officer	$319,000	$34,800	$530,700	$884,500

Limitations on Liability and Indemnification

Our articles of incorporation and bylaws provide that we will indemnify our directors and executive officers, and may indemnify our other officers, employees and other agents, to the fullest extent permitted by the General Corporation Law of the State of Nevada. We are also empowered to enter into indemnification agreements with our directors and officers and to purchase insurance on behalf of any person whom we are required or permitted to indemnify. On completion of this offering, we intend to have in place directors' and officers' liability insurance that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances.

We plan to enter into indemnification agreements with our directors, executive officers and others. Under these agreements, we are required to indemnify them against all expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any actual or threatened proceeding, if any of them may be made a party to such proceeding because he or she is or was one of our directors or officers. We are obligated to pay these amounts only if the officer or director acted in good faith and in a manner that he or she reasonably believed to be in, or not opposed to, our best interests. With respect to any criminal proceeding, we are obligated to pay these amounts only if the officer or director had no reasonable cause to believe that his or her conduct was unlawful. The indemnification agreements also set forth procedures that will apply in the event of a claim for indemnification thereunder.

In addition, the Company provides that the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under the General Corporation Law of the State of Nevada. This provision does not eliminate a director's duty of care and, in appropriate circumstances, equitable remedies such as an injunction or other forms of non-monetary relief would remain available. Each director will continue to be subject to liability for any breach of the director's duty of loyalty to us and for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law. This provision also does not affect a director's responsibilities under any other laws, such as the federal securities laws or other state or federal laws.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee.  We intend to form a separate audit committee, and are seeking potential independent directors.  We have initialized discussions with experienced business people and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 27, 2006 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors  and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock.  As of December 27, 2006, there were 78,807,012 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of April 2, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Unless provided for otherwise, the address for each of the beneficial owners named below is the Company’s business address.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Mr. Gregory Leigh Lyons (1)	2,672,000	(1)	5.99	%(1)

Mr. Omar Michel Hayes (2)	1,500,000	(2)	3.36	%(2)

All officers and directors as a group	4,172,000		9.35%

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) - 13(d)(1). Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of April 2, 2007 are deemed outstanding for computing the percentage ownership of the stockholder holding the warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe that stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 44,585,824 shares of our common stock outstanding as of April 2, 2007.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Common Stock

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

Mr. Hayes has acquired a total of 1,500,000 common shares of the Company, valued at $1,200,000.

ITEM 13.     EXHIBITS.

Exhibit Index

3(i).1
Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State effective as of April 17, 2003. (Incorporated by reference to Exhibit 3(i).1 of Radial Energy Inc.'s Registration Statement on Form SB-2 filed on April 19, 2004.)

3(i).2
Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State Effective as of September 23, 2003. (Incorporated by reference to Exhibit 3(i).2 of Radial Energy Inc.'s Registration Statement on Form SB-2 filed on April 19, 2004.)

3(i).3
Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State Effective as of June 21, 2004. (Incorporated by reference to Exhibit 3 of Radial Energy’s Registration Statement on Form SB-2/A filed on July 15, 2004.)

3(i).4
Articles of Merger filed with the Nevada Secretary of State effective as of April 3, 2006. (Incorporated by reference to Exhibit 2 of Radial Energy Inc.'s Current Report on Form 8-K filed on April 21, 2006.)

3(i).5	Certificate of Correction filed with the Nevada Secretary of State effective as of September 26, 2006.

3(ii)	Bylaws (Incorporated by reference to Exhibit 3(ii) of Radial Energy Inc.'s Registration Statement on Form SB-2 filed on April 19, 2004.)

10.1	Form of Subscription Agreement. (Incorporated by reference to Exhibit 10.1 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.)

10.2	Form of Common Stock Purchase Warrant. (Incorporated by reference to Exhibit 10.2 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.)

10.3
Letter of Intent by and between Radial Energy Inc. and Ziegler-Peru Inc. dated April 19, 2006. (Incorporated by reference to Exhibit 10.3 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.)

10.4
Joint Operating Agreement by and between Radial Energy Inc., Ziegler-Peru Inc., and Compania Consultora de Petroleo, S.A. effective as of May 11, 2006. (Incorporated by reference to Exhibit 10.4 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.)

10.5
Employment Agreement by and between Radial Energy Inc. and G. Leigh Lyons dated March 10, 2006. (Incorporated by reference to Exhibit 10.5 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.)

10.6
Employment Agreement by and between Radial Energy Inc. and Omar Michel Hayes dated June 1, 2006. (Incorporated by reference to Exhibit 10.6 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.)

10.7
Assignment Agreement by and between Radial Energy Inc. and Pin Petroleum Partners Ltd. dated June 27, 2006. (Incorporated by reference to Exhibit 10.7 of Radial Energy Inc.'s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.)

10.8
Letter of Intent by and between Radial Energy Inc. and Maxim Well Services Ltd. dated August 23, 2006. (Incorporated by reference to Exhibit 10.1 of Radial Energy Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.)

10.9	Amendment to Assignment Agreement by and between Radial Energy Inc. and Pin Petroleum Partners Ltd.
dated September 29, 2006. (Incorporated by reference to Exhibit 10.2 of Radial Energy Inc.’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.)

10.10	Securities Purchase Agreement dated October 2, 2006 by and between Radial Energy Inc. and Cornell Capital Partners, L.P.

10.11	Form of Secured Convertible Debentures.

10.12	Form of Common Stock Purchase Warrant.

10.13	Security Agreement dated October 2, 2006 by and between Radial Energy Inc. and Cornell Capital Partners, L.P.

10.14	Pledge and Escrow Agreement dated October 2, 2006 by and between Radial Energy Inc. and Cornell Capital Partners, L.P.

10.15
Letter Agreement with Maxim Well Services Ltd., dated November 14, 2006, amending Letter of Intent, dated August 23, 2006. (Incorporated by reference to Exhibit 10.1 of Radial Energy Inc.’s Current Report on Form 8-K filed on November 20, 2006.)

31.1	Section 302 Certification - Chief Executive Officer

31.2	Section 302 Certification - Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Registrant's Board of Directors has appointed Amisano Hanson as independent public accountant for the fiscal year ending December 31, 2006.

Audit Fees.

The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005 were $20,000 and $8,570, respectively.

Audit Related Fees.

We incurred $22,854 and $nil to auditors for audit related fees during the fiscal year ended December 31, 2006 and 2005.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended December 31, 2006 and 2005, respectively.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended December 31, 2006 and 2005.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April, 2007.

Radial Energy, Inc.

Date: April 2, 2007
	By:	/s/ Gregory Leigh Lyons
Gregory Leigh Lyons
President/CEO

Date: April 2, 2007

	By:	/s/ Omar Michel Hayes
Omar Michel Hayes
Chief Operating Officer