Form 10QSB
period 2007-03-31
RADIAL ENERGY, INC.
filed 2007-05-15
CIK 1282496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

COMMISSION FILE NUMBER 333-113726

RADIAL ENERGY INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	72-1580091
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 SMITH STREET, SUITE 1600, HOUSTON, TEXAS 77002
(Address of principal executive offices)

Issuer's telephone number: (713) 353-4963

(Former address, if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares outstanding of Registrant's class of common stock as of May 15, 2007: 44,585,824

FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading "Risk Factors." In our Annual report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 2, 2007.

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

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this report on Form 10-QSB relate only to events or information as of the date on which the statements are made in this report on Form 10-QSB. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

AVAILABLE INFORMATION

Radial Energy Inc. files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy documents referred to in this Report on Form 10-QSB that have been filed with the Commission at the Commission's Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC website at http://www.sec.gov

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Radial Energy Inc.
(A Development Stage Company)

Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited)

Radial Energy Inc.
(A Development Stage Company)
Interim Balance Sheets
(Stated in US Dollars)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS

Current
Cash	$887,672	$1,926,251
Prepaid expenses and deposit (note 6)	91,373	97,709
	979,045	2,023,960

Deferred acquisition costs (note 7)	41,801	28,667
Equipment, net	8,609	3,853
Oil and gas properties (note 3)	4,025,240	2,650,666

	$5,054,695	$4,707,146

LIABILITIES and SHAREHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities (note 6)	$1,251,137	$541,944
Notes payable	350,000	350,000
	1,601,137	891,944

Convertible debentures, net of discount (note 4)	2,332,676	2,215,268

	3,933,813	3,107,212

STOCKHOLDERS' EQUITY

Capital stock (notes 5 and 9) 75,000,000 common stock authorized, $0.001 par value
44,585,824 shares issued and outstanding	44,586	44,586
Additional paid in capital - shares	2,250,808	2,250,808
Additional paid in capital - warrants	2,291,552	2,291,552
Additional paid in capital - convertible debentures	860,235	860,235
Deficit accumulated prior to development stage	(194,472)	(194,472
Deficit accumulated during development stage	(4,131,827)	(3,652,775

	1,120,882	1,599,934

	$5,054,695	$4,707,146

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(A Development Stage Company)
Interim Statements of Operations
For the Periods Ended
(Stated in US Dollars)
(Unaudited)

	For the three months ended March 31,		Cumulative from April 1, 2006 (Date of Development Stage)
	2007	2006	to March 31, 2007
Expenses
Amortization	313	-	600
Consulting fees	-	13,954	21,466
Executive compensation and benefits (note 6)	85,200	-	1,516,400
Filing and transfer fees	7,808	1,981	27,569
Interest and bank charges	12,225	473	54,355
Interest and financing fees on convertible debentures (note 4)	117,408	-	1,452,011
Investor relations	50,797	10,000	199,890
Marketing, advertising and promotion	20,168	-	103,298
Office and administrative	60,406	2,713	162,633
Professional fees	61,372	6,868	293,983
Travel	61,155	5,420	182,829
Loss before other items	(476,852)	(41,409)	(4,015,034)

Other items
Impairment of oil and gas properties (note 3)	(2,200)	-	(116,793)
Gain on note payable forgiven	-	9,407	-
Not loss from continuing operations	(479,052)	(32,002)	(4,131,827)

Income from discontinued operations	-	8,500	-
Not loss for the period	$(479,052)	$(23,502)	$(4,131,827)

Loss per share from continuing operations - basic and diluted	(0.01)	0.00

Income per share from discontinued operations - basic and diluted	0.00	0.00

Weighted Average Shares Outstanding	44,585,824	87,910,268

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(A Development Stage Company)
Interim Statement of Shareholders' Equity (Deficiency)
For the period from April 1, 2006 [Date of Development Stage] to March 31, 2007
(Stated in US Dollars)
(Unaudited)

						Accumulated	Accumulated
						Deficit during	Deficit Prior to	Total
	Common Stock		Additional Paid-In Capital			Development	Development	Stockholders'
	Shares	Amount	Shares	Warrants	Debentures	Stage	Stage	Equity

Balance, at inception	-	$-	$-	$-	$-	$-	$-	$-
Stock issued for cash at $0.0000002	122,172,000	122,172	(121,968)					204
Balance, December 31, 2000	122,172,000	122,172	(121,968)	-	-	-	-	204
Stock issued for cash at $0.0025	27,108,400	27,108	40,663					67,771
Stock issued for cash at $0.05	160,000	160	7,840					8,000
Net loss for the year						(69,885)		(69,885)
Balance, December 31, 2001	149,440,400	149,440	(73,465)	-	-	(69,885)	-	6,090
Stock issued for cash at $0.05	480,000	480	23,520					24,000
Net loss for the year						(30,090)		(30,090)
Balance, December 31, 2002	149,920,400	149,920	(49,945)	-	-	(99,975)	-	-
Net income for the year						108		108
Balance, December 31, 2003	149,920,400	149,920	(49,945)	-	-	(99,867)	-	108
Net loss for the year						(36,453)		(36,453)
Balance, December 31, 2004	149,920,400	149,920	(49,945)	-	-	(136,320)	-	(36,345)
Stock issued for conversion of convertible debentures at $0.05	1,145,424	1,146	56,125					57,271
Net loss for the year						(34,650)		(34,650)
Balance, December 31, 2005	151,065,824	151,066	6,180	-	-	(170,970)	-	(13,724)
Stock returned to treasury	(116,000,000)	(116,000)	87,000					(29,000)
Stock issued for executive compensation at $0.80	1,500,000	1,500	1,198,500					1,200,000
Stock issued for loan fee at $0.98	20,000	20	19,580					19,600
Stock issued for cash at $0.25	8,000,000	8,000	1,087,048	904,952				2,000,000
Finders' fees			(147,500)					(147,500)
Convertible debentures (note 4)				1,386,600	860,235			2,246,835
Net loss for the year						(23,502)	(3,652,775)	(3,676,277)
Balance, December 31, 2006	44,585,824	44,586	2,250,808	2,291,552	860,235	(194,472)	(3,652,775)	1,599,934
Net loss for the period							(479,052)	(479,052)
Balance, March 31, 2007	44,585,824	44,586	2,250,808	2,291,552	860,235	(194,472)	(4,131,827)	1,120,882

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
For the Periods Ended
(Stated in US Dollars)
(Unaudited)

	For the three months ended March 31,		Cumulative from April 1, 2006 (Date of Development Stage) to
	2007	2006	March 31, 2007

Cash Flows from (used in) Operating Activities
Net loss from operations	$(479,052)	$(23,502)	$(4,131,827)
Items not affecting cash:
- amortization	313	-	600
- gain on note payable forgiven	-	(9,407)	-
- impairment of oil and gas properties	2,200	-	116,793
- stock issued for executive compensation	-	-	1,200,000
- interest accrued for convertible debentures	117,408	-	1,079,511
- stock issued for financing fee	-	-	19,600
Changes in non-cash working capital balances related to operations:			-
- accounts receivable	-	1,000	-
- prepaid expenses and deposits	6,336	(10,011)	(81,362)
- accounts payable and accrued expenses	709,193	9,453	1,233,656
- unearned revenue	-	(7,500)	-

Cash Flows - Operating Activities	356,398	(39,967)	(563,029)

Cash flows from (used in) Investing Activities
Acquisition of equipment	(5,069)	-	(9,209)
Oil and gas properties	(1,376,774)	-	(4,142,033)
Deferred acquisition costs	(13,134)	-	(41,801)

Cash Flows - Investing Activities	(1,394,977)	-	(4,193,043)

Cash flows from Financing Activities
Proceeds from notes payable	-	(20,000)	350,000
Proceeds from convertible debentures	-	-	3,500,000
Shares subscribed	-	250,000	-
Proceeds from issue of common stock	-	-	1,602,500

Cash Flows - Financing Activities	-	230,000	5,452,500

Net increase (decrease) in cash	(1,038,579)	190,033	696,428

Cash, beginning of period	1,926,251	1,211	191,244

Cash, end of period	$887,672	$191,244	$887,672

SUPPLEMENTAL NON-CASH DISCLOSURES

Shares issued for debt	-	-	19,600
Shares issued for executive compensation	-	-	1,200,000
Shares repurchased by the issuance of a promissory note	-	29,000	-

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited)

1.	Interim reporting

The accompanying unaudited interim financial statements have been prepared by Radial Energy Inc. (the “Company”) pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments. These interim financial statements should be read in conjunction with the Company’s December 31, 2006 audited financial statements.

The results of operations for the three months ended March 31, 2007 are not indicative of the results that may be expected for the full year.

2.	Nature and continuance of operations

The Company was incorporated in the State of Nevada, United States of America, on June 20, 2000 under the name All Printer Supplies.com. On April 17, 2003, the Company changed its name to BV Pharmaceutical, Inc., and on March 29, 2006, the Company changed its name to Radial Energy Inc. In April 2006, the Company effected a change in business and commenced concentrating on the acquisition, exploration, development and production of American and international oil and gas projects. The Company is listed on the Over-the-Counter Bulletin Board under the symbol RENG.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $4,326,299 since its inception, has a working capital deficiency of $622,092 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Radial Energy Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited)

3. Oil and gas properties

	March 31, 2007				December 31, 2006
	United States	Peru	Colombia	Total	United States	Peru	Colombia	Total

Unproved properties	$617,986	$2,699,022	$825,025	$4,142,033	$604,693	$1,689,653	$470,913	$2,765,259

Less:impairement	(116,793)	-	-	(116,793)	(114,593)	-	-	(114,593)
	$501,193	$2,699,022	$825,025	$4,025,240	$490,100	$1,689,653	$470,913	$2,650,666

a.	Huaya Anticline, Peru

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

After the drilling of the first well was complete, the Company had the option whether to proceed with the project by funding the drilling, testing and evaluation of another two wells on the property for an additional $1,650,000. This additional investment will also cover the costs to install production facilities, including pipeline and loading dock, tank batteries and pumping units as required to deliver the produced oil to market. Thereafter, the Company will have the option to pay for its 20% working interest share of the development and operation of the project.

If at any time during the project the Company and the transacting parties decide not to proceed with the project, the equipment acquired will be sold and the Company will be entitled to 67% of the proceeds.

On January 31, 2007, the Company acquired an additional 3% working interest in the project for cash consideration of $450,000 and amended the buy in price of the second and third wells on the property to $900,000 and $650,000, respectively for consideration of the Company advancing an additional $100,000 to cover cost overruns on the first well.

By an Amendment Agreement dated March 30, 2007, the buy in consideration for the second and third wells on the property are due as follows:

By March 30, 2007	$350,000	(accrued and paid subsequent to March 31, 2007)
Upon spudding of the second well	350,000
Upon completion of surface casing on second well	250,000
Upon decision to proceed with the third well	600,000	($50,000 has been paid	)

	$1,550,000

During the three months ended March 31, 2007, the Company incurred $59,370 in exploration costs.

Radial Energy Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited)

3.	Oil and gas properties - (cont’d)

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

During the three months ended March 31, 2007, the Company incurred $1,092 in exploration costs.

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

At March 31, 2007, the Company had not yet disbursed the first and second payments as required pursuant to the Joint Operating Agreement due to a delay in the operator obtaining the required permits from the Colombian government, but has recorded this commitment as part of its accrued liabilities. During the three months ended March 31, 2007 the Company incurred $4,113 in exploration costs.

4.	Convertible debentures

On October 2, 2006, the Company entered into a securities purchase agreement to issue up to $5,000,000 of secured convertible debentures. The Company is to pay the purchaser a commitment fee of 10% of $5,000,000, which shall be paid proportionately upon each disbursement. In addition, the Company paid the purchaser a non-refundable fee of $22,500 for structuring and due diligence in connection with this transactions.

On October 2, 2006, the Company received $2,000,000, less the 10% fee and $41,250 for legal and structuring fees, and on November 2, 2006, the Company received a further $1,500,000 less the 10% fee and $40,000 for legal costs, with the remaining $1,500,000 to be funded within three business days after a registration statement for this debenture was declared effective by the Securities and Exchange Commission (“SEC”).

Radial Energy Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited)

4.	Convertible debentures - (cont’d)

The debentures bear interest at 7.0% per annum, are due on October 2, 2009, and are convertible into the Company's common stock at the option of the purchaser at any time prior to redemption by the Company. The debentures are convertible at a conversion price equal to the lesser of $1.0536 or 90% of the lowest volume weighted average daily closing price of the Company’s common stock, during the 15 trading days immediately prior to the conversion date. The debentures contain a provision whereby no holder is able to convert any part of the debenture into shares of the Company’s common stock, if such conversion would result in beneficial ownership of the holder and its affiliates of more than 4.99% of the Company’s then outstanding shares of common stock. The Company has reserved 27,333,333 common shares for issuance pursuant to debentures issued under the Securities purchase agreement. The Company has the right, at its option, to redeem a portion or all amounts outstanding under the debentures by paying the holder the principal amount being redeemed plus a redemption premium of 20 to 30%.

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

Radial Energy Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited)

4.	Convertible debentures - (cont’d)

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

An amount of $860,235 has been recorded in additional paid-in capital at December 31, 2006, for the fair value of the beneficial conversion feature of the debentures and $860,235 has been amortized into income as interest on convertible debentures. The convertible debentures are presented net of a discount of $1,279,517 at March 31, 2007, representing the unamortized relative fair value of the detachable warrants issued in connection with the $2,000,000 debenture. This discount is being amortized to interest expense over the stated term of the debenture. During the three months ended March 31, 2007, the Company accreted $56,996 of the discount in relation to the debentures.

On March 1, 2007, the Company announced it was negotiating an agreement to redeem the $3,500,000 convertible debentures at a redemption premium of 18% of the principal amount, and will be canceling the remaining $1,500,000 debenture. Under the terms of the proposed agreement, the purchaser would have the right to retain the share purchase warrants issued in connection with this financing and the Company would have no obligation to pay liquidating damages under the investor registration rights agreement. Final terms of the cancellation are subject to a definitive agreement.

At March 31, 2007, the Company was in default under the registration rights agreement as it had withdrawn its registration statement on Form SB-2 filed on November 1, 2006, and amended on February 21, 2007.

5.	Capital stock

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

Radial Energy Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited)

5.	Capital stock - (cont’d)

Stock Purchase Warrants:

At March 31, 2007, 16,166,666 warrants were outstanding, as follows:
	# of Warrants Issued	Expiry	Weighted Average Exercise Price	Number Outstanding as at December 31, 2006 and March 31, 2007	Weighted Average Remaining Contractual Life (in years)

Issued, July 21, 2006	8,000,000	4-Aug-08	$0.30	8,000,000	1.35

Issued, October 2, 2006	3,333,333	1-Oct-11	$0.75	3,333,333	4.51

Issued, October 2, 2006	2,500,000	1-Oct-11	$1.00	2,500,000	4.51

Issued, October 2, 2006	2,333,333	1-Oct-11	$1.50	2,333,333	4.51

	16,166,666		$0.67	16,166,666	2.95

6.	Related party transactions

During the three months ended March 31, 2007, the Company incurred $85,200 (2006: $nil) in executive compensation and benefits to directors of the Company.

Included in prepaid expenses and deposit at March 31, 2007 is $29,219 (December 31, 2006: $33,400) paid to directors of the Company for prepaid salaries and for advances for expenses to be incurred on behalf of the Company.

Included in accounts payable at March 31, 2007 is $23,004 (December 31, 2006: $6,762) due to directors of the Company for expenses incurred on behalf of the Company.

7.	Commitments - Notes 3, 4, 5 and 9

On March 2, 2007, the Company entered into a Memorandum of Understanding (“MOU”) whereby the Company would acquire all the issued and outstanding shares of Rancho Hermoso S.A., a privately held Columbian corporation engaged in the exploration and production of oil and gas within the republic of Columbia. The terms of the acquisition are subject to the parties entering into a definitive Share Purchase Agreement. At March 31, 2007, the Company had incurred related acquisition costs totaling $41,801;

8.	Comparative Figures

Certain of the prior year period’s comparative figures for the three months ended March 31, 2007 and for the period from April 1, 2006 (date of Development Stage) to March 31, 2007 have been reclassified to conform to the presentation adopted in the current period.

Radial Energy Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
March 31, 2007
(Stated in US Dollars)
(Unaudited)

9.	Subsequent Events

On April 20, 2007, the Company engaged Knight Capital Markets LLC to act as the Company’s exclusive advisor and placement agent in connection with the private placement of the Company’s securities until April 20, 2008. The placement is to be completed on a best effort basis and be comprised of equity, debt and/or other securities of the Company for gross proceeds of not less than $5,000,000. Pursuant to the terms of the engagement, Knight Capital Markets LLC will receive a cash consideration of 6% of gross proceeds of the offering and a two-year agent’s warrant to purchase 6% of the number of shares issued under the placement. In addition, Knight Capital Markets LLC will be entitled to further consideration of 1% of the gross proceeds of the offering in cash and two year warrants to purchase 1% of the number of shares issued under a lead placement arrangement. A non-refundable payment of $10,000 is due upon execution of this agreement.

ITEM 2. MANAMEGMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

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

During the fiscal year ended December 31, 2006, we acquired working interests in projects in South America and in Texas and are continuing to explore other opportunities in North America and Latin America.

Block 100, Huaya Anticline, Peru

Pursuant to a Letter of Intent dated April 19, 2006, and a related Joint Operating Agreement effective as of May 11, 2006, we acquired rights to a 20% working interest and 18% revenue interest in the Huaya Anticline Project, Block 100 oil prospect located in the Ucayali Basin, Peru. The project encompasses a structural closure of approximately 500 acres, with the potential for up to 41 well locations. We acquired the interest in the Block 100 project from Ziegler-Peru, Inc., an American company based in Texas, which sold the interest to us and retains a 10 percent interest. The majority interest is owned by the concession-holder, Compania Consultora de Petroleo, S.A., a well-known consulting company based in Lima, Peru. While Compania Consultora is the operator of record for the concession, Ziegler-Peru will act as contract driller and operator for the block. As consideration for this interest, which is only for one well, we agreed to pay a total of $1,650,000, which funds also cover the acquisition of certain equipment to be used for drilling, testing, and evaluation of the first well. As of the date of the filing of this report, we have paid in full our total financial obligation for the first well. On January 31, 2007 the Company entered into an agreement with Compania Consultora de Petroleo, S.A. and Zeigler-Peru, Inc., which modified certain terms in the Letter of Intent dated April 19, 2006 and the Joint Operating Agreement dated May 11, 2006. According to the January 2007 agreement, the Company will advance an additional $450,000 to increase the working interest to 23% and revenue interest to 20.7%. The Company has now advanced a total of $2,699,000 towards the drilling, testing, and completion of the first well.

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

Drilling Activities

In November 2006, drilling of the Huaya 100-1X well commenced, and reached a depth of 235 feet before experiencing mechanical problems. Upon completion of repairs, drilling resumed in February 2007 and the Company announced that the Huaya 100-1X well reached final total depth of 926 feet on March 17th, 2007, and was logged by Schlumberger on March 18, 2007. The operator intends on casing the Huaya 100-1X well upon arrival of 4 ½ casing pipe with a production test following shortly thereafter.

On April 27, 2007 drilling of the Huaya 100-2X well commenced, and reached a total depth of 305.1 meters on May 3, 2007. Resistivity and Neutron-Density logs were run from 302.5 to 61.7 meters and Gamma Ray to surface. The target Vivian formation was found at 255.1 meters, 3.7 meters above the oil-water contact established in the Huaya 100-1X and 4X wells. The Huaya 100-2X well was cased and cemented on May 4, 2007 and a production test is expected to commence shortly.

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

At March 31, 2007, the Company has not disbursed the first payment, has accrued for the second payment and has incurred $121,398 in exploration costs.

RESULTS OF OPERATIONS

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of the Company should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed on April 2, 2007.

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

As discussed above, in 2006, we effected a change in our business focus to the exploration and development of oil and gas assets, from DNA sampling and banking services. Due to the significant changes, part of our results for the year ended December 31, 2006 and 2005 are being reported as discontinued operations, and we believe that a comparison of results of operations for the quarter ended March 31, 2007 and March 31, 2006 should not be relied on as an indication of future performance.

We have financed our operations since inception primarily through private sales of securities. As of March 31, 2007, we had $887,672 in cash, and working capital deficit of $622,092.

Three month period ended March 31, 2007

Expenses
Corporate development and promotion	20,168
Executive compensation	85,200
Exploration costs	2,200
Financing and finder's fees	117,408
Professional fees	61,372
Other, general and administrative	192,704

Loss from continuing operations	479,052

Loss (income) from discontinued operations	-

Net loss	479,052

Revenues

For the quarter ended March 31, 2007, we had no revenues from our continuing operations. We expect to start earning revenues in the second half of 2007, once we have successfully drilled and tested the Block 100 project in Peru. Our future revenues will depend not only on successful drilling activities, but also on our ability to identify and acquiring producing properties.

Exploration costs

In October 2006, the Company entered into a letter of intent to participate in an Acreage Earning Agreement with a third party on acres of federal Wasatch/Mesa Verde formation leasehold interests which are located in Uintah County, Utah. After assessing certain risks and economic variables related to the Wasatch/Mesa Verde formation and the general area geologically as a potential investment for ongoing potential hydrocarbon development, as well as taking into consideration Management's focused agenda to develop assets with high reward potential, Management elected to allow the letter of intent to lapse. The Company has written-off the $114,593 in finders’ fees and geological consulting fees it incurred during the year ended December 31, 2006, and another $2,200 during the quarter ended March 31, 2007.

Expenses and general and administrative expenses

During the quarter ended March 31, 2007, the Company incurred total expenses from continuing operations of $479,052. These expenses were related mainly to executive compensation and to financing activities, such as $117,408 in interest and accretion of discount related to convertible debentures. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as communication with shareholders, legal and accounting fees, as well as corporate development and promotion.

The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the early exploration stage.

Discontinued Operations

During the quarter ended March 31, 2007, no revenue (2006 - $8,500) were reported in discontinued operations. Amounts related to discontinued operations included in prior period financial statements presented herein have been reclassified to conform to the current period presentation.

Development stage

The Company complies with Financial Accounting Standard Board Statement No. 7 the Securities and Exchange Commission Act Guide 7 for its characterization of the Company as a Development Stage Company. For the purpose of providing cumulative amounts for the statements of operations and cash flows, these amounts consider only those losses for the period from the Company’s new exploration stage activity effective April 1, 2006.

Net Loss

Our net loss was $479,052 for the quarter ended March 31, 2007, as compared to $23,502 in 2006. The net loss reflects our expenses relating to our financings, cost of communication with shareholders, legal and accounting fees, corporate development and promotion, as well as executive compensation and office expenses. These expenses have been incurred ahead of our ability to recognize revenues from our new strategy.

Liquidity and Capital Resources

As of March 31, 2007, we had cash of $887,672, and working capital deficiency of $622,092. During the quarter ended March 31, 2007, we funded our operations from the proceeds of private sales of equity and convertible debentures, which took place in the last quarter of fiscal 2006. We believe our current financing activities will provide sufficient working capital to fund our operations for at least the next 9 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the quarter ended March 31, 2007, we had positive cash flows from operations of $356,398. Net cash from operating activities reflected $6,336 in prepaid expenses and deposits and an increase in accounts payable of $709,193. Investment activities used $1,394,977 of cash during the quarter, which was primarily related to the acquisition of oil and gas assets.

We had no financing activities during the quarter ended March 31, 2007.

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

Recent Financings

Notes payable

On July 12, 2006, the Company received $250,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 12, 2007. At March 31, 2007, $21,534 in interest was accrued in relation to this note.

On July 31, 2006, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 31, 2007. The Company paid a loan fee by the issuance of 20,000 shares of common stock, valued at $19,600. At March 31, 2007, $7,989 in interest was accrued in relation to this note.

Convertible debentures

On October 2, 2006, the Company entered into a securities purchase agreement to issue up to $5,000,000 of secured convertible debentures.

On October 2, 2006, the Company received $2,000,000, less the 10% fee and $41,250 for legal and structuring fees, and on November 2, 2006, the Company received a further $1,500,000 less the 10% fee and $40,000 for legal costs.

The debentures bear interest at 7.0% per annum, are due on October 2, 2009, and are convertible into the Company's common stock at the option of the purchaser at any time prior to redemption by the Company.

At March 31, 2007, the Company accrued $112,575 in interest in relation to the debentures.

The Company determined that the free-standing investor registration rights agreement meet the definition of a derivative instrument under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. The fair value of this derivative liability is immaterial based on a probability-weighted cash flow evaluation of its terms.

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

An amount of $860,235 has been recorded in additional paid-in capital at December 31, 2006, for the fair value of the beneficial conversion feature of the debentures and $860,235 was amortized into income as interest on convertible debentures. The convertible debentures are presented net of a discount of $1,279,517 at March 31, 2007, representing the unamortized relative fair value of the detachable warrants issued in connection with the $2,000,000 debenture. This discount is being amortized to interest expense over the stated term of the debenture. At March 31, 2007, the Company accreted $107,083 of the discount in relation to the debentures.

On March 1, 2007, the Company announced it was negotiating an agreement to redeem the $3,500,000 convertible debentures at a redemption premium of 18% of the principal amount, and will be canceling the remaining $1,500,000 debenture. The Company would have no obligation to pay liquidating damages under the investor registration rights agreement. Final terms of the cancellation are subject to a definitive agreement.

At March 31, 2007, the Company is in default under the registration rights agreement as it has withdrawn its registration statement on Form SB-2 filed on November 1, 2006, and amended on February 21, 2007.

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

Plan of Operation

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS.

Exhibit Index

10.1
Huaya Lote 100 - Agreement with Compania Consultora de Petroleo, S.A. and Zeigler-Peru, inc., dated January 31, 2007, amending Joint Operating Agreement dated May 11, 2006. (Incorporated by reference to Exhibit 10.1 of Radial Energy Inc.'s Current Report on Form 8-K filed on February 6, 2007).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2007.

Radial Energy, Inc.

Date: May 15, 2007
	By:	/s/ Gregory Leigh Lyons
Gregory Leigh Lyons
President/CEO
(Principal Executive, Financial and Accounting Officer)