Form 10QSB
period 2007-06-30
RADIAL ENERGY, INC.
filed 2007-08-14
CIK 1282496

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares outstanding of Registrant's class of common stock as of August 14, 2007: 44,585,824

FORWARD-LOOKING STATEMENTS

This Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation and other circumstances affecting anticipated revenues and costs, and the risk factors set forth below under the heading "Risk Factors" in our Annual report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on April 2, 2007.

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

ITEM 1. FINANCIAL STATEMENTS

Radial Energy Inc.
(A Development Stage Company)

Interim Financial Statements
June 30, 2007
(Stated in US Dollars)
(Unaudited)

Radial Energy Inc.
(A Development Stage Company)
Interim Balance Sheets
(Stated in US Dollars)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current
Cash	$7,509	$1,926,251
Prepaid expenses and deposit (note 6)	97,151	97,709
Current portion of deferred finance costs (note 4)	75,000	-
	179,660	2,023,960
Deferred acquisition costs (note 7)	-	28,667
Deferred finance costs (note 4)	135,000	-
Equipment, net	8,148	3,853
Oil and gas properties (note 3)	5,305,441	2,650,666
	$5,628,249	$4,707,146
LIABILITIES and SHAREHOLDERS' EQUITY
Current
Accounts payable and accrued liabilities (note 6)	$5,354,773	$541,944
Notes payable (note 9)	486,536	350,000
Current portion of convertible notes	425,000	-
	6,266,309	891,944
Convertible notes (note 4)	776,499	2,215,268
	7,042,808	3,107,212
STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock (notes 4, 5 and 9) 75,000,000 common stock authorized, $0.001 par value 44,585,824 shares issued and outstanding	44,586	44,586
Additional paid in capital - shares	2,250,808	2,250,808
Additional paid in capital - warrants	2,291,552	2,291,552
Additional paid in capital - convertible debentures	1,099,786	860,235
Deficit accumulated prior to development stage	(194,472)	(194,472)
Deficit accumulated during development stage	(6,906,819)	(3,652,775)
	(1,414,559)	1,599,934
	$5,628,249	$4,707,146

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(A Development Stage Company)
Interim Statements of Operations
For the Periods Ended
(Stated in US Dollars)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,		Cumulative from April 1, 2006 (Date of Development Stage) to June 30,
	2007	2006	2007	2006	2007
Expenses
Amortization	460	-	773	-	1,060
Consulting fees	-	15,564	-	29,518	21,466
Executive compensation and benefits (note 6)	150,817	1,259,800	236,017	1,259,800	1,667,217
Filing and transfer fees	6,265	4,585	14,073	6,566	33,834
Interest and bank charges	16,249	914	28,474	1,387	70,604
Interest and financing fees on convertible debentures (note 4)	1,562,497	-	1,679,905	-	3,014,508
Investor relations	110,368	31,657	161,165	41,657	310,258
Marketing, advertising and promotion	19,767	29,150	39,935	29,150	123,065
Office and administrative	99,689	25,884	160,095	28,597	262,322
Professional fees	49,924	18,544	111,296	25,412	343,907
Redemption fee (note 4)	655,942	-	655,942	-	655,942
Travel	55,746	10,431	116,901	15,851	238,575
Loss before other items	(2,727,724)	(1,396,529)	(3,204,576)	(1,437,938)	(6,742,758)

Other items
Deferred acquisition costs written-off (note 7)	(47,268)	-	(47,268)	-	(47,268)
Impairment of oil and gas properties (note 3)	-	-	(2,200)	-	(116,793)
Gain on note payable forgiven	-	-	-	9,407	-
Not loss from continuing operations	(2,774,992)	(1,396,529)	(3,254,044)	(1,428,531)	(6,906,819)

Income from discontinued operations	-	8,500	-	8,500	-
Not loss for the period	(2,774,992)	(1,388,029)	(3,254,044)	(1,420,031)	(6,906,819)
Loss per share from continuing operations - basic and diluted	(0.06)	(0.04)	(0.07)	(0.02)
Income per share from discontinued operations - basic and diluted	0.00	0.00	0.00	0.00
Weighted Average Shares Outstanding	44,585,824	35,065,824	44,585,824	60,701,183

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(A Development Stage Company)
Interim Statement of Shareholders' Equity (Deficiency)
For the period from April 1, 2006 [Date of Development Stage] to June 30, 2007
(Stated in US Dollars)
(Unaudited)

						Accumulated	Accumulated	Total
	Common Stock		Additional Paid-In Capital			Deficit during	Deficit Prior to	Stockholders'
	Shares	Amount	Shares	Warrants	Debentures	Development Stage	Development Stage	Equity
Balance, at inception	-	$-	$-	$-	$-	$-	$-	$-
Stock issued for cash at $0.0000002	122,172,000	122,172	(121,968)					204
Balance, December 31, 2000	122,172,000	122,172	(121,968)	-	-	-	-	204
Stock issued for cash at $0.0025	27,108,400	27,108	40,663					67,771
Stock issued for cash at $0.05	160,000	160	7,840					8,000
Net loss for the year						(69,885)		(69,885)
Balance, December 31, 2001	149,440,400	149,440	(73,465)	-	-	(69,885)	-	6,090
Stock issued for cash at $0.05	480,000	480	23,520					24,000
Net loss for the year						(30,090)		(30,090)
Balance, December 31, 2002	149,920,400	149,920	(49,945)	-	-	(99,975)	-	-
Net income for the year						108		108
Balance, December 31, 2003	149,920,400	149,920	(49,945)	-	-	(99,867)	-	108
Net loss for the year						(36,453)		(36,453)
Balance, December 31, 2004	149,920,400	149,920	(49,945)	-	-	(136,320)	-	(36,345)
Stock issued for conversion of convertible debentures at $0.05	1,145,424	1,146	56,125					57,271
Net loss for the year						(34,650)		(34,650)
Balance, December 31, 2005	151,065,824	151,066	6,180	-	-	(170,970)	-	(13,724)
Stock returned to treasury	(116,000,000)	(116,000)	87,000					(29,000)
Stock issued for executive compensation at $0.80	1,500,000	1,500	1,198,500					1,200,000
Stock issued for loan fee at $0.98	20,000	20	19,580					19,600
Stock issued for cash at $0.25	8,000,000	8,000	1,087,048	904,952				2,000,000
Finders' fees			(147,500)					(147,500)
Convertible debentures (note 4)				1,386,600	860,235			2,246,835
Net loss for the year						(23,502)	(3,652,775)	(3,676,277)
Balance, December 31, 2006	44,585,824	44,586	2,250,808	2,291,552	860,235	(194,472)	(3,652,775)	1,599,934
Convertible note (note 4)					239,551			239,551
Net loss for the period							(3,254,044)	(3,254,044)
Balance, June 30, 2007	44,585,824	44,586	2,250,808	2,291,552	1,099,786	(194,472)	(6,906,819)	(1,414,559)

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(A Development Stage Company)
Interim Statements of Cash Flows
For the Periods Ended
(Stated in US Dollars)
(Unaudited)

	For the six months ended June 30,		Cumulative from April 1, 2006 (Date of Development
	2007	2006	Stage) to June 30, 2007
Cash Flows from (used in) Operating Activities
Net loss from operations	$(3,254,044)	$(1,420,031)	$(6,906,819)
Items not affecting cash:
- amortization	773	-	1,060
- gain on note payable forgiven	-	(9,407)	-
- deferred acquisition costs written-off	47,268	-	47,268
- impairment of oil and gas properties	-	-	114,593
- stock issued for executive compensation	-	-	1,200,000
- interest and fees accrued for convertible debentures	2,578,391	-	3,540,494
- stock issued for financing fee	-	-	19,600
Changes in non-cash working capital balances related to operations:			-
- accounts receivable	-	-	-
- prepaid expenses and deposits	558	(39,535)	(87,140)
- accounts payable and accrued expenses	302,764	765,750	827,227
	(324,290)	(703,223)	(1,243,717)
Income from discontinued operations	-	(8,500)	-
Cash provided by other discontinued operating activities	-	2,000	-
Cash Flows - Operating Activities	(324,290)	(709,723)	(1,243,717)
Cash flows from (used in) Investing Activities
Acquisition of equipment	(5,068)	(1,015)	(9,208)
Oil and gas properties	(2,654,775)	(2,144,814)	(5,420,034)
Deferred acquisition costs	(18,601)	-	(47,268)
Deferred finance costs	(210,000)	-	(210,000)
Cash Flows -Investing Activities	(2,888,444)	(2,145,829)	(5,686,510)
Cash flows from Financing Activities
Proceeds from notes payable	93,992	(20,000)	443,992
Proceeds from convertible debentures	1,200,000	-	4,700,000
Shares subscribed	-	1,710,000	-
Due to related parties	-	1,219,600	-
Proceeds from issue of common stock	-	-	1,602,500
Cash Flows - Financing Activities	1,293,992	2,909,600	6,746,492
Net increase (decrease) in cash	(1,918,742)	54,048	(183,735)
Cash, beginning of period	1,926,251	1,211	191,244
Cash, end of period	$7,509	$55,259	$7,509
SUPPLEMENTAL NON-CASH DISCLOSURES
Shares issued for debt	-	-	19,600
Shares issued for executive compensation	-	-	1,200,000
Shares repurchased by the issuance of a promissory note	-	29,000	-

The accompanying notes are an integral part of these financial statements.

Radial Energy Inc.
(A Development Stage Company)
Notes to Interim Financial Statements
June 30, 2007
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

The results of operations for the three and six month periods ended June 30, 2007 are not indicative of the results that may be expected for the full year.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $7,101,291 since its inception, has a working capital deficiency of $6,086,649 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

3.	Oil and gas properties

	June 30, 2007				December 31, 2006
	United States	Peru	Colombia	Total	United States	Peru	Colombia	Total
Unproved properties	$617,985	$3,945,065	$859,184 $	$5,422,234	$604,693	$1,689,653	$470,913	$2,765,259
Less:impairment	(116,793)	-	-	(116,793)	(114,593)	-	-	(114,593)
	$501,192	$3,945,065	$859,184	$5,305,441	$490,100	$1,689,653	$470,913	$2,650,666

a.	Huaya Anticline, Peru

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

On January 31, 2007, the Company acquired an additional 3% working interest in the project for cash consideration of $450,000 and amended the buy in price of the second and third wells on the property to $900,000 and $650,000, respectively for consideration of the Company advancing an additional $100,000 to cover cost overruns on the first well. In addition, excess costs incurred by the drilling operator that are documented, reasonable and necessary for the wells to be drilled, completed and tested will be paid by the Company, proportionate to its interest, out of the 10% of the revenues net to its total interest once production begins. The Company intends to enter into a formal agreement whereby it will pay for 50% of the excess costs in monthly installments, up to a maximum of $280,000.

By an Amendment Agreement dated March 30, 2007, the buy in consideration for the second and third wells on the property are as follows:

By March 30, 2007	$350,000
Upon spudding of the second well	350,000
Upon completion of surface casing on second well	250,000
Upon decision to proceed with the third well	600,000
	$1,550,000	(all amounts paid at
		June 30, 2007)

During the six month period ended June 30, 2007, the Company incurred $154,019 in exploration costs.

b.	Cherokee County, Texas, USA

By an assignment agreement dated June 27, 2006 and amended September 29, 2006, the Company has agreed to acquire a working interest from a Canadian company in three separate exploratory oil and gas prospects located in Cherokee County, Texas, under three leasehold assignment agreements with a company in Texas. In consideration for the assignment, the Company paid $700,000 with the assignor retaining a 4% overriding royalty. The payment covers the Company’s share of the estimated capital expenditures to drill and complete the first test wells on each of the three prospects. The leasehold agreement for all three prospects includes a 30% working interest before payout of initial investment of the Canadian company and a 22.5% working interest after payout, with payout determined on a per project basis. During the fiscal year ended December 31, 2006, the Company also incurred $6,124 in exploration costs.

In December 2006, the Company received a refund of $238,673, net of joint operating costs, for capital expenditures not incurred on the first well drilled as this well was abandoned.

During the six months ended June 30, 2007, the Company incurred $1,092 in exploration costs.

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

In the event the Company fails to forward payment to the Operator for cash calls, the JOA shall be considered terminated and the interest held by the Company will revert to the operator. During the fiscal year ended December 31, 2006, the Company incurred $117,285 in exploration costs.

At June 30, 2007, the Company had not yet disbursed the first and second payments as required pursuant to the Joint Operating Agreement due to a delay in the operator obtaining the required permits from the Colombian government, but has recorded this commitment as part of its accrued liabilities. During the six months ended June 30, 2007 the Company incurred $38,270 in exploration costs.

4.	Convertible debentures

a.	Issued October 2, 2006

On October 2, 2006, the Company entered into a securities purchase agreement to issue up to $5,000,000 of secured convertible debentures. The Company paid the purchaser a commitment fee of 10% the principal amount of the debentures, which shall be paid proportionately upon each disbursement. In addition, the Company paid the purchaser a non-refundable fee of $22,500 for structuring and due diligence in connection with this transaction.

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

Material terms of the private placement is noted in the Company’s audited financial statements for the year ended December 31, 2006.

On May 17, 2007, the Company entered into a Securities Amendment Agreement (“Amendment Agreement”) with the purchaser of the debentures which terminated the transaction documents in connection with our October 2006 private placement secured convertible debentures and provided certain terms as described below.

The Amendment Agreement provides that, effective May 17, 2007:

1.	The securities purchase agreement shall be terminated and no longer have any force or effect;

2.
The Company shall have no further obligation to issue to the purchaser, and the purchaser shall have no further obligation to purchase from the Company, a convertible debenture in the principal amount of $1,500,000, and the Company shall have no further obligation to issue to the purchaser the D warrants;

3.	The Company has no obligations whatsoever to the purchaser in respect of the liquidated damages set forth in the registration rights agreement;

4.	The lock-up agreements shall be terminated and no longer have any force or effect;

5.	The pledge and escrow Agreement shall be terminated and no longer have any force or effect;

6.
As per the term of the Amendment Agreement, the purchaser will retain the 8,166,667 stock purchase warrants that were issued pursuant to the securities purchase agreement. 3,333,333 of the stock purchase warrants are exercisable at $0.75 per share, 2,500,000 stock purchase warrants are exercisable at $1.00 per share and 2,333,333 stock purchase warrants exercisable at $1.50 per share.  These warrants expire on October 2, 2011.  Accordingly, the Company has reserved 8,166,667 common shares for issuance pursuant to these warrants;

7.	The Company shall register the shares underlying the warrants in a “piggy-back” registration for the benefit of the purchaser;

8.	The purchaser shall waive any penalties and liabilities related to the Company’s obligations under the investor registration rights agreement;

9.
The Company shall redeem the outstanding secured convertible debentures from the purchaser by paying the purchaser an amount equal to the principal amount of the outstanding debentures (an aggregate of $3,500,000), plus a redemption premium equal to 18% of the principal amount being redeemed ($655,942), and accrued interest, within 90 days of the date of the Amendment Agreement;

The debentures accrued interest at 7.0% per annum, were due on October 2, 2009, and were convertible into the Company's common stock at the option of the purchaser at any time prior to redemption by the Company.  An amount of $860,235 was recorded in additional paid-in capital at December 31, 2006, for the fair value of the beneficial conversion feature of the debentures and $860,235 was amortized into income as interest on convertible debentures.

Prior to redemption, the convertible debentures were recorded net of a discount of $1,245,646 at May 17, 2007, representing the unamortized relative fair value of the detachable warrants issued in connection with the $2,000,000 debenture. This discount was amortized to interest expense over the stated term of the debenture. During the period from January 1, 2007 to May 17, 2007, the Company accreted $90,867 of the discount in relation to the debentures.

The Company has reserved 26,333,333 common shares for issuance pursuant to debentures issued under the securities purchase agreement.

At June 30, 2007, the Company has accrued $144,123 in interest payable and $655,942 in redemption fees. These amounts, in addition to the principal sum of the convertible debentures, are included in accrued liabilities at June 30, 2007.

b.	Issued June 11, 2007

On June 11, 2007, the Company entered into a Note Purchase Agreement (“NPA”), which provides for the sale of secured convertible promissory notes for an aggregate purchase price of $1,400,000.

On June 11, 2007, the first secured convertible promissory note in the principal amount of $1,200,000 (the “Note”) was issued. The Note is payable upon demand at any time on or after the Company closes a financing of at least $6 million. The Note is subject to a 2% interest to be accrued and payable on a monthly basis. The Company may prepay the loan at any time without penalty.

The Note holder has the option to convert the outstanding principal under the loan into shares of the Company’s common stock at the lower of $1.0536 per share or the price equal to 90% of the daily volume weighted average price during the 15 trading days immediately preceding the conversion date.

The principal will be repaid in 27 consecutive monthly payments of $42,500 each, and the remaining balance of $52,500 on the 28th month. In the event that the Company is in default of the payment schedule for the outstanding principal, a default fee equal to 1% of the then outstanding principal balance will be accrued to the outstanding principal amount, which fee will accrue monthly until the default is cured.  The Note (and a $200,000 note received subsequent to June 30, 2007) are secured by all of the Company’s interests in the Huaya Anticline Project, located in Block 100, Peru.

The Company incurred a $210,000 commitment and restructuring fee in relation to the NPA, which is payable in monthly payments of $7,500 commencing September 2007.

The $200,000 note, when issued, will have substantially the same terms as the Note, except that the payment schedule and amount will be different due to the different principal amount. The Company has granted the Note holder piggy-back registration rights for the shares to be issued upon conversion of the notes issued as per the NPA.

At June 30, 2007, an amount of $239,551 has been recorded in additional paid-in capital for the fair value of the beneficial conversion feature, and $1,499 in interest payable in relation to this Note.

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

Stock Purchase Warrants:

At June 30, 2007, 16,166,666 warrants were outstanding, as follows:

	# of Warrants Issued	Expiry	Weighted Average Exercise Price	Number Outstanding as at December 31, 2006 and June 30, 2007	Weighted Average Remaining Contractual Life (in years)
Issued, July 21, 2006	8,000,000	4-Aug-08	$0.30	8,000,000	1.10
Issued, October 2, 2006	3,333,333	1-Oct-11	$0.75	3,333,333	4.26
Issued, October 2, 2006	2,500,000	1-Oct-11	$1.00	2,500,000	4.26
Issued, October 2, 2006	2,333,333	1-Oct-11	$1.50	2,333,333	4.26
	16,166,666		$0.67	16,166,666	2 .69

On April 20, 2007, the Company engaged an exclusive advisor and placement agent in connection with the private placement of the Company’s securities until April 20, 2008. The placement is to be completed on a best effort basis and be comprised of equity, debt and/or other securities of the Company for gross proceeds of not less than $5,000,000. Pursuant to the terms of the engagement, the agent will receive a cash consideration of 6% of gross proceeds of the offering and a two-year agent’s warrant to purchase 6% of the number of shares issued under the placement. In addition, the agent will be entitled to further consideration of 1% of the gross proceeds of the offering in cash and two year warrants to purchase 1% of the number of shares issued under a lead placement arrangement. A non-refundable payment of $10,000 was paid upon execution of this agreement.

6.	Related party transactions

During the three and six month periods ended June 30, 2007, the Company incurred $90,195 and $175,395 respectively, (three and six month periods ended June 30, 2006: $1,259,800) in executive compensation and benefits to directors of the Company.

Included in prepaid expenses and deposit at June 30, 2007, is $12,814 (December 31, 2006: $33,400) paid to directors of the Company for prepaid salaries and for advances for expenses to be incurred on behalf of the Company.

Included in accounts payable at June 30, 2007 is $3,600 (December 31, 2006: $6,762) due to directors of the Company for expenses incurred on behalf of the Company.

7.	Commitments - Notes 3, 4 and 5

On March 2, 2007, the Company entered into a Memorandum of Understanding (“MOU”) whereby the Company would acquire all the issued and outstanding shares of Rancho Hermoso S.A., a privately held Columbian corporation engaged in the exploration and production of oil and gas within the republic of Columbia. The terms of the acquisition are subject to the parties entering into a definitive Share Purchase Agreement. At June 30, 2007, the Company had incurred related acquisition costs totaling $47,268.

On June 1, 2007, the Company entered into an agreement with a publicly-traded Canadian company to complete the purchase of 100% of the shares of Rancho Hermoso S.A. Under the new terms of the MOU, the partners have been granted an extension to June 22, 2007 to sign a formal Share Purchase Agreement ("SPA") and deposit an escrow in favor of Rancho Hermoso. The closing date for the transaction is set for July 31, 2007. This Canadian company would provide 100% of the escrow and would pay 100% of the acquisition. In return, the Company would earn, after closing, a 10% working interest in a joint venture company holding 100% of Rancho Hermoso shares.

On August 1, 2007, the Company’s agreement with this Canadian company effectively lapsed. The Company does not intend to pursue the acquisition of the shares of Rancho Hermoso. As a result, deferred acquisition costs of $47,268 have been written-off.

8.	Comparative Figures

Certain of the prior year period’s comparative figures for the three and six month period ended June 30, 2007 and for the period from April 1, 2006 (date of Development Stage) to June 30, 2007 have been reclassified to conform to the presentation adopted in the current period.

9.Notes Payable

	June 30,	December 31,
	2007	2006
On July 12, 2006, the Company received $250,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 12, 2007. At June 30, 2007, $29,014 in interest was accrued (December 31, 2006, $14,137 in accounts payable). This note has lapsed.	$279,014	$250,000

On July 31, 2006, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 31, 2007. The Company paid a loan fee by the issuance of 20,000 shares of common stock, valued at $19,600. At June 30, 2007, $10,981 in interest was accrued (December 31, 2006, $5,030 in accounts payable). This note has lapsed.	110,981	100,000

On May 9, 2007, the Company received $93,992 pursuant to a promissory note. The note is unsecured, bears interest at 18% per annum and is due on demand. At June 30, 2007, $2,549 in interest was accrued.	96,541	-
	$486,536	$350,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Block 100, Huaya Anticline, Peru
Pursuant to a Letter of Intent dated April 19, 2006, and a related Joint Operating Agreement effective as of May 11, 2006, we acquired rights to a 20% working interest and 18% revenue interest in the Huaya Anticline Project, Block 100 oil prospect located in the Ucayali Basin, Peru. The project encompasses a structural closure of approximately 500 acres, with the potential for up to 41 well locations. We acquired the interest in the Block 100 project from Ziegler-Peru, Inc., an American company based in Texas, which sold the interest to us and retains a 10 percent interest. The majority interest is owned by the concession-holder, Compania Consultora de Petroleo, S.A., a well-known consulting company based in Lima, Peru. While Compania Consultora is the operator of record for the concession, Ziegler-Peru will act as contract driller and operator for the block. As consideration for this interest, which is only for one well, we agreed to pay a total of $1,650,000, which funds also cover the acquisition of certain equipment to be used for drilling, testing, and evaluation of the first well. As of the date of the filing of this report, we have paid in full our total financial obligation for the first well. On January 31, 2007 the Company entered into an agreement with Compania Consultora de Petroleo, S.A. and Zeigler-Peru, Inc., which modified certain terms in the Letter of Intent dated April 19, 2006 and the Joint Operating Agreement dated May 11, 2006. According to the January 2007 agreement, the Company has advanced an additional $450,000 to increase the working interest to 23% and revenue interest to 20.7%.

The Company has optioned to proceed with the project by funding the drilling, testing and evaluation of another two wells on the property for an additional $1,550,000, which funds are expected to cover the acquisition and installation of all production facilities required to bring the hydrocarbons produced to market. Thereafter, we will have the option to pay for our 23% working interest share of the development and operation of the project. In the event Radial Energy and the other participating parties decide that the project is not feasible, the equipment acquired will be sold and we will be entitled to 67% of the proceeds.

The Company has now advanced a total of $3,750,000 towards the drilling, testing, and completion of the first, second and third well.

A third-party geological assessment conducted by Gustavson Associates of Boulder, Colorado, a consultant contracted by Radial Energy, estimates that the Block 100 project, if successful, may have recoverable in place reserves between 15.3 and 29.5 million barrels of oil (MMBO). While management believes the prospect is a low-risk opportunity to discover and develop a field with production potential, there can be no assurance the prospect will achieve such potential. The Company has drilled the Huaya 100-1X and Huaya 100-2X well to total depth and is currently assessing the location of the Huaya 100-5X well,

Drilling Activities

In November 2006, drilling of the Huaya 100-1X well commenced, and reached a depth of 235 feet before experiencing mechanical problems. Upon completion of repairs, drilling resumed in February 2007 and the Company announced that the Huaya 100-1X well reached final total depth of 926 feet on March 17th, 2007, and was logged by Schlumberger on March 18, 2007. The operator intends to complete the Huaya 100-1X well with 4-1/2 casing once the material arrive at the drilling site

On April 27, 2007 drilling of the Huaya 100-2X well commenced, and reached a total depth of 305.1 meters on May 3, 2007. Resistivity and Neutron-Density logs were run from 302.5 to 61.7 meters and Gamma Ray to surface. The target Vivian formation was found at 255.1 meters, 3.7 meters above the oil-water contact established in the Huaya 100-1X and 4X wells. The Huaya 100-2X well was cased and cemented on May 4, 2007. The operator preformed production tests on two separate formations in the Huaya 100-2X well from June 13th to June 19, 2007. The first formation was perforated between 276 and 275 meters and flowed approximately 300 barrels of water per day. The second formation was perforated between 255.2 and 258.8 meters and flowed a total of 108 barrels of fresh water and 1.3 gallons of 35.6 ° API oil. The operators was ceased production tests on the Huaya 100-2X well and will determine the next step upon analyzing the results.

The operator is currently working with the government to move the drilling permit of the Huaya 100-5X well to a new location. The operator plans on doing a number of rock sampling tests around the new proposed location in order to determine whether the proposed location is higher than the Huaya 100-1X and Huaya 100-2X wells. The Company has approved the rock sampling and expects rock sampling will begin shortly. Drilling of the Huaya 100-5X well is expected to be completed shortly after receiving the proper permits.

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

In November 2006 Freedom Resources, Inc., which owns a majority working interest in all three exploratory wells, notified us that they do not intend to drill the remaining two prospects. We requested reimbursement of the prepaid drilling expenses paid to the operator and received the remaining balance of $238,672 on November 30th, 2006.

The Company received an authorization of expenditure for the Junction Prospect and is currently analyzing whether it will participate in the drilling of this prospect. The Company may have to seek additional financing to complete the drilling of this prospect.

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

At June 30, 2007, the Company has not disbursed the first payment, has accrued for the second payment and has incurred $155,556 in exploration costs.

RESULTS OF OPERATION

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

As discussed above, in 2006, we effected a change in our business focus to the exploration and development of oil and gas assets, from DNA sampling and banking services. Due to the significant changes, part of our results for the year ended December 31, 2006 and 2005 are being reported as discontinued operations, and we believe that a comparison of results of operations for the quarters ended June 30, 2007 and June 30, 2006 should not be relied on as an indication of future performance.

We have financed our operations since inception primarily through private sales of securities. As of June 30, 2007, we had $7,509 in cash, and working capital deficit of $6,086,649..

Three and six month periods ended June 30, 2007

	Three month ended June 30, 2007	Six month ended June 30, 2007
Expenses
Amortization	$460	$773
Consulting fees	-	-
Deferred acquisition costs written-off	47,268	47,268
Executive compensation and benefits	150,817	236,017
Filing and transfer fees	6,265	14,073
Interest and bank charges	16,249	28,474
Interest and financing fees on convertible debentures	1,562,497	1,679,905
Investor relations	110,368	161,165
Marketing, advertising and promotion	19,767	39,935
Office and administrative	99,689	160,095
Professional fees	49,924	111,296
Redemption fee	655,942	655,942
Travel	55,746	116,901
Impairment of oil and gas properties	-	2,200
Net loss	$2 ,774,992	$3,254,044

Revenues

For the quarter ended June 30, 2007, we had no revenues from our continuing operations. We expect to start earning revenues towards the end of fiscal 2007, once we have successfully drilled and tested the Block 100 project in Peru. Our future revenues will depend not only on successful drilling activities, but also on our ability to identify and acquiring producing properties.

Exploration costs

In October 2006, the Company entered into a letter of intent to participate in an Acreage Earning Agreement with a third party on acres of federal Wasatch/Mesa Verde formation leasehold interests which are located in Uintah County, Utah. After assessing certain risks and economic variables related to the Wasatch/Mesa Verde formation and the general area geologically as a potential investment for ongoing potential hydrocarbon development, as well as taking into consideration Management's focused agenda to develop assets with high reward potential, Management elected to allow the letter of intent to lapse. The Company has written-off the $114,593 in finders’ fees and geological consulting fees it incurred during the year ended December 31, 2006, $nil during the three month period ended June 30, 2007 and $2,200 during the six month period ended June 30, 2007.

Expenses and general and administrative expenses

During the three and six month periods ended June 30, 2007, the Company incurred total expenses from continuing operations of $2,774,992 and $3,254,044, respectively. These expenses were related mainly to executive compensation and to financing activities, such as $2,218,439 in interest, accretion of discount and loss on extinguishment of the convertible debentures issued in October 2006. Other expenses were incurred in relation to activities associated with maintaining a public listing, such as communication with shareholders, legal and accounting fees, as well as corporate development and promotion.

During the three month period ended June 30, 2007, the Company wrote off $47,268 of deferred acquisition costs in relation to the intended acquisition of Rancho Hermoso, since the Company no longer intends to pursue the acquisition of the shares of Rancho Hermoso. As a result, deferred acquisition costs of $47,268 have been written-off.

The anticipated expenditures for the Company are described elsewhere. Readers should not assume that expenses or other cash flows in this period are indicative of future periods as the Company is in the early exploration stage.

Discontinued Operations

During the three and six month periods ended June 30, 2007, no revenue (2006 - $nil and $8,500, respectively) were reported in discontinued operations. Amounts related to discontinued operations included in prior period financial statements presented herein have been reclassified to conform to the current period presentation.

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

Net Loss

Our net loss was $2,774,992 and $3,254,044, respectively, for the three and six month periods ended June 30, 2007, as compared to $1,388,029 and $1,420,031 in 2006. The net loss reflects our expenses relating to our financings, cost of communication with shareholders, legal and accounting fees, corporate development and promotion, as well as executive compensation and office expenses. These expenses have been incurred ahead of our ability to recognize revenues from our new strategy.

Liquidity and Capital Resources

As of June 30, 2007, we had cash of $7,509, and working capital deficiency of $6,086,649 . During the six month period ended June 30, 2007, we funded our operations from the proceeds of private sales of equity and convertible debentures. We are currently completing a further financing and we believe that this will provide sufficient working capital to fund our operations for at least the next 12 months. Changes in our operating plans, increased expenses, additional acquisitions, or other events, may cause us to seek additional equity or debt financing in the future.

For the six month period ended June 30, 2007, we used $324,290 in cash for operations.. Net cash used in operating activities reflected $558 in prepaid expenses and deposits and an increase in accounts payable of $302,764. Investment activities used $2,888,444 of cash during the quarter, which was primarily related to the acquisition of oil and gas assets.

We raised $1,200,000 during the six month period ended June 30, 2007 from the proceeds of a convertible note, and another $93,992 from a loan.

Our current cash requirements are significant due to the exploration and development of our current prospects. During the third quarter of our fiscal year 2007, we expect to need significant cash as we will be required to advance additional funds to complete the development of the Block 100 prospect in Peru. Accordingly, we expect to continue to use cash to fund operations for at least fiscal 2007 as we expand our asset base and fund exploration of our properties.

Recent Financings

Notes payable
On July 12, 2006, the Company received $250,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 12, 2007. $29,014 in interest has been accrued in relation to this note as at June 30, 2007.

On July 31, 2006, the Company received $100,000 pursuant to a promissory note. The note is unsecured, bears interest at 12% per annum and is due July 31, 2007. The Company paid a loan fee by the issuance of 20,000 shares of common stock, valued at $19,600. $10,981 in interest has been accrued in relation to this note as at June 30, 2007.

Convertible debentures issued October 2006
On October 2, 2006, the Company received $2,000,000, less the 10% fee and $41,250 for legal and structuring fees, and on November 2, 2006, the Company received a further $1,500,000 less the 10% fee and $40,000 for legal costs, with the remaining $1,500,000 to be funded within three business days after a registration statement for this debenture was declared effective by the Securities and Exchange Commission (“SEC”).

Material terms of the private placement is noted in the Company’s audited financial statements for the year ended December 31, 2006.

On May 17, 2007, the Company entered into a Securities Amendment Agreement (“Amendment Agreement”) with the purchaser of the debentures which terminated the transaction documents in connection with our October 2006 private placement secured convertible debentures and provided certain terms as described below.

The Amendment Agreement provides that, effective May 17, 2007:

1.	The securities purchase agreement shall be terminated and no longer have any force or effect;
2.
The Company shall have no further obligation to issue to the purchaser, and the purchaser shall have no further obligation to purchase from the Company, a convertible debenture in the principal amount of $1,500,000, and the Company shall have no further obligation to issue to the purchaser the D warrants;

3.	The Company has no obligations whatsoever to the purchaser in respect of the liquidated damages set forth in the registration rights agreement;
4.	The lock-up agreements shall be terminated and no longer have any force or effect;
5.	The pledge and escrow Agreement shall be terminated and no longer have any force or effect;
6.
As per the term of the Amendment Agreement, the purchaser will retain the 8,166,667 stock purchase warrants that were issued pursuant to the securities purchase agreement. 3,333,333 of the stock purchase warrants are exercisable at $0.75 per share, 2,500,000 stock purchase warrants are exercisable at $1.00 per share and 2,333,333 stock purchase warrants exercisable at $1.50 per share. These warrants expire on October 2, 2011. Accordingly, the Company has reserved 8,166,667 common shares for issuance pursuant to these warrants;

7.	The Company shall register the shares underlying the warrants in a “piggy-back” registration for the benefit of the purchaser;
8.	The purchaser shall waive any penalties and liabilities related to the Company’s obligations under the investor registration rights agreement;
9.
The Company shall redeem the outstanding secured convertible debentures from the purchaser by paying the purchaser an amount equal to the principal amount of the outstanding debentures (an aggregate of $3,500,000), plus a redemption premium equal to 18% of the principal amount being redeemed ($655,942), and accrued interest, within 90 days of the date of the Amendment Agreement;

The debentures accrued interest at 7.0% per annum, were due on October 2, 2009, and were convertible into the Company's common stock at the option of the purchaser at any time prior to redemption by the Company. An amount of $860,235 was recorded in additional paid-in capital at December 31, 2006, for the fair value of the beneficial conversion feature of the debentures and $860,235 was amortized into income as interest on convertible debentures.

Prior to redemption, the convertible debentures were recorded net of a discount of $1,245,646 at May 17, 2007, representing the unamortized relative fair value of the detachable warrants issued in connection with the $2,000,000 debenture. This discount was amortized to interest expense over the stated term of the debenture. During the period from January 1, 2007 to May 17, 2007, the Company accreted $90,867 of the discount in relation to the debentures.

The Company has reserved 26,333,333 common shares for issuance pursuant to debentures issued under the securities purchase agreement.

At June 30, 2007, the Company has accrued $144,123 in interest payable and $655,942 in redemption fees. These amounts, in addition to the principal sum of the convertible debentures, are included in accrued liabilities at June 30, 2007.

Convertible note issued June 11, 2007
On June 11, 2007, the Company entered into a Note Purchase Agreement (“NPA”), which provides for the sale of secured convertible promissory notes for an aggregate purchase price of $1,400,000.

On June 11, 2007, the first secured convertible promissory note in the principal amount of $1,200,000 (the “Note”) was issued. The Note is payable upon demand at any time on or after the Company closes a financing of at least $6 million. The Note is subject to a 2% interest to be accrued and payable on a monthly basis. The Company may prepay the loan at any time without penalty.

The Note holder has the option to convert the outstanding principal under the loan into shares of the Company’s common stock at the lower of $1.0536 per share or the price equal to 90% of the daily volume weighted average price during the 15 trading days immediately preceding the conversion date.

The principal will be repaid in 27 consecutive monthly payments of $42,500 each, and the remaining balance of $52,500 on the 28th month. In the event that the Company is in default of the payment schedule for the outstanding principal, a default fee equal to 1% of the then outstanding principal balance will be accrued to the outstanding principal amount, which fee will accrue monthly until the default is cured.  The Note (and a $200,000 note received subsequent to June 30, 2007) are secured by all of the Company’s interests in the Huaya Anticline Project, located in Block 100, Peru.

The Company incurred a $210,000 commitment and restructuring fee in relation to the NPA, which is payable in monthly payments of $7,500 commencing September 2007.

The $200,000 note, when issued, will have substantially the same terms as the Note, except that the payment schedule and amount will be different due to the different principal amount. The Company has granted the Note holder piggy-back registration rights for the shares to be issued upon conversion of the notes issued as per the NPA.

At June 30, 2007, an amount of $239,551 has been recorded in additional paid-in capital for the fair value of the beneficial conversion feature, and $1,499 in interest payable in relation to this Note.

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

Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. As the number of variables and assumptions affecting the probable future resolution of the uncertainties increase, these judgments become even more subjective and complex. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements for the fiscal year ended December 31, 2006. We have identified the following accounting policies, described below, as the most important to an understanding of our current financial condition and results of operations.

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

Other than as detailed above, we do not anticipate making any major purchases of capital assets in the next 6 months, or conducting any large-scale research and development. We believe we have sufficient cash resources to satisfy our needs over the next twelve months. Our ability to satisfy cash requirements thereafter will determine whether we achieve our business objectives, including but not limited to drilling of the block 100 well in Peru Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

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

PART II - OTHER INFORMATION
ITEM 6.     EXHIBITS.

Exhibit Index

10.1
Note Purchase Agreement by and between the Company and Coach Capital LLC dated June 11, 2007. (Incorporated by reference to Exhibit 10.1 of Radial Energy Inc.'s Current Report on Form 8-K/a filed on June 22, 2007).

10.2
Secured Convertible Promissory Note in the Principal Amount of $1,200,000 Issued to Coach Capital LLC dated June 11, 2007. (Incorporated by reference to Exhibit 10.2 of Radial Energy Inc.'s Current Report on Form 8-K/a filed on June 22, 2007).

10.3
Termination Agreement by and between the Company and Coventry Capital LLC dated June 11, 2007. (Incorporated by reference to Exhibit 10.3 of Radial Energy Inc.'s Current Report on Form 8-K/a filed on June 22, 2007).

10.4
Master Securities Amendment Agreement dated as of May 17, 2007 by and between the Company and Cornell Capital Partners, L.P. (Incorporated by reference to Exhibit 10.1 of Radial Energy Inc.’s Current Report on Form 8-K filed on May 21, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August , 2007.

Radial Energy, Inc.

Date: August 14, 2007
	By:	/s/ Gregory Leigh Lyons
Gregory Leigh Lyons
President/CEO
(Principal Executive, Financial and Accounting Officer)